Form 10-Q
period 2023-09-30
Sagimet Biosciences Inc.
filed 2023-11-13
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

No☐

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

The number of shares of the registrant’s Series A common stock, $0.0001 par value per share, outstanding at November 9, 2023 was 21,375,402.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and short-term investments in marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat or any other drug candidates we may develop, and conducting preclinical studies and clinical trials, including our FASCINATE-2 Phase 2b clinical trial;
●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat or any other future drug candidate;
●	our estimated number of patients in the United States who suffer from the diseases we target, including nonalcoholic steatohepatitis (NASH), and the number of subjects that will enroll in our clinical trials;
●	our ability to advance drug candidates into and successfully complete clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat and any other drug candidates we may develop, and other positive results;
●	our plans relating to commercializing denifanstat and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat or other drug candidates;
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat and any other drug candidates we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat and for any other future drug candidate;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of the COVID-19 pandemic, macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and short-term investments in marketable securities.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	As of	As of
	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$101,842	$158
Short-term investments in marketable securities	—	32,187
Prepaid expenses and other current assets	974	447
Total current assets	102,816	32,792
Operating lease right-of-use assets	109	212
Deposits	—	27
Total assets	$102,925	$33,031
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,702	$1,125
Accrued expenses and other current liabilities	3,244	4,021
Operating lease liabilities	103	133
Total current liabilities	5,049	5,279
Long-term liabilities
Operating lease liabilities, less current portion	—	78
Series A common stock warrant liability	1	—
Redeemable convertible preferred stock warrant liability	—	4
Total liabilities	5,050	5,361

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock: $0.0001 par value; no shares and 1,373,810,170 shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 1,373,730,625 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively; liquidation value of $232,963 at December 31, 2022	—	214,620
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.0001 par value; 10,000,000 shares and no shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; no shares and 1,608,370,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; no shares and 185,084 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	1
Series A common stock, $0.0001 par value; 500,000,000 shares and no shares authorized at September 30, 2023 and December 31, 2022, respectively; 21,375,402 shares and no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	—
Series B common stock, $0.0001 par value; 15,000,000 shares and no shares authorized at September 30, 2023 and December 31, 2022, respectively; 1,520,490 and no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	339,466	35,001
Accumulated other comprehensive loss	—	(84)
Accumulated deficit	(241,593)	(221,868)
Total stockholders’ equity (deficit)	97,875	(186,950)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$102,925	$33,031

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
License revenue	$2,000	$—	$2,000	$—
Total revenue	2,000	—	2,000	—
Operating expenses:
Research and development	4,958	6,838	14,121	19,072
General and administrative	4,494	848	9,153	4,595
Total operating expenses	9,452	7,686	23,274	23,667
Loss from operations	(7,452)	(7,686)	(21,274)	(23,667)
Other income, net:
Change in fair value of redeemable convertible preferred stock warrant liability	—	1	(1)	3
Change in fair value of Series A common stock warrant liability	4	—	4	—
Interest income and other	1,095	218	1,546	360
Total other income, net	1,099	219	1,549	363
Net loss	$(6,353)	$(7,467)	$(19,725)	$(23,304)
Other comprehensive (loss) gain:
Net unrealized (loss) gain on investments in marketable securities	—	(56)	84	(162)
Total other comprehensive (loss) gain	—	(56)	84	(162)
Comprehensive loss	$(6,353)	$(7,523)	$(19,641)	$(23,466)
Net loss per share attributable to common stockholders, basic and diluted	$—	$(40.34)	$—	$(126.13)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	—	185,084	—	184,756

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.35)	$—	$(3.22)	$—
Weighted-average shares outstanding used in computing net loss per share attributable to Series A and Series B common stockholders, basic and diluted	18,194,682	—	6,131,541	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Redeemable										Accumulated
	Convertible				Series A		Series B		Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit) Equity
Balance at January 1, 2023	1,373,730,625	$214,620	185,084	$1	—	$—	—	$—	$35,001	$(221,868)	$(84)	$(186,950)
Net loss	—	—	—	—	—	—	—	—	—	(6,587)	—	(6,587)
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	71	71
Stock-based compensation expense	—	—	—	—	—	—	—	—	767	—	—	767
Balance at March 31, 2023	1,373,730,625	$214,620	185,084	$1	—	$—	—	$—	$35,768	$(228,455)	$(13)	$(192,699)
Net loss	—	—	—	—	—	—	—	—	—	(6,785)	—	(6,785)
Exercise of common stock warrants	—	—	25,231	—	—	—	—	—	—	—	—	—
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	—	—	—	13	13
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,057	—	—	1,057
Balance at June 30, 2023	1,373,730,625	$214,620	210,315	$1	—	$—	—	$—	$36,825	$(235,240)	$—	$(198,414)
Net loss	—	—	—	—	—	—	—	—	—	(6,353)	—	(6,353)
Conversion of Redeemable Convertible Preferred Stock to Series A and Series B Common Stock	(1,373,730,625)	(214,620)	—	—	15,117,912	1	1,520,490	—	214,619	—	—	214,620
Reclass of Common Stock to Series A Common Stock	—	—	(210,315)	(1)	210,315	1	—	—	—	—	—	—
Sale of Series A Common Stock in public offering, net of issuance costs of $10,267	—	—	—	—	6,026,772	—	—	—	86,161	—	—	86,161
Issuance of Series A Common Stock upon exercise of stock options	—	—	—	—	7,614	—	—	—	6	—	—	6
Exercise of common stock warrants	—	—	—	—	12,789	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,855	—	—	1,855
Balance at September 30, 2023	—	$—	—	$—	21,375,402	$2	1,520,490	$—	$339,466	$(241,593)	$—	$97,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(Unaudited)

(in thousands, except share amounts)

							Accumulated
	Redeemable convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2022	1,373,730,625	$214,620	183,457	$1	$33,109	$(191,369)	$—	$(158,259)
Net loss	—	—	—	—	—	(8,735)	—	(8,735)
Exercise of stock options	—	—	1,627	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	387	—	—	387
Balance at March 31, 2022	1,373,730,625	$214,620	185,084	$1	$33,508	$(200,104)	$—	$(166,595)
Net loss	—	—	—	—	—	(7,102)	—	(7,102)
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(106)	(106)
Stock-based compensation expense	—	—	—	—	383	—	—	383
Balance at June 30, 2022	1,373,730,625	$214,620	185,084	$1	$33,891	$(207,206)	$(106)	$(173,420)
Net loss	—	—	—	—	—	(7,467)	—	(7,467)
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(56)	(56)
Stock-based compensation expense	—	—	—	—	389	—	—	389
Balance at September 30, 2022	1,373,730,625	$214,620	185,084	$1	$34,280	$(214,673)	$(162)	$(180,554)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,725)	$(23,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(39)	(129)
Non-cash lease expense	103	97
Stock-based compensation expense	3,679	1,159
Change in fair value of redeemable convertible preferred stock warrant liability	1	(3)
Change in fair value of Series A common stock warrant liability	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(390)	1,326
Accounts payable and accrued liabilities	(200)	3,920
Operating lease liabilities	(108)	(103)
Net cash used in operating activities	(16,683)	(17,037)
Cash flows from investing activities:
Purchases of marketable securities	—	(41,446)
Sales of marketable securities	32,200	4,000
Net cash provided (used in) by investing activities	32,200	(37,446)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters' commissions and discounts	86,161	—
Payment of deferred financing costs	—	(30)
Proceeds from exercise of stock options	6	12
Net cash provided by (used in) financing activities	86,167	(18)
Net increase (decrease) in cash and cash equivalents	101,684	(54,501)
Cash and cash equivalents at beginning of period	158	56,731
Cash and cash equivalents at end of period	$101,842	$2,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and description of business

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

Initial public offering

On July 18, 2023, the Company completed its initial public offering (IPO), in which it issued and sold 5,312,500 shares of Series A common stock at a price to the public of $16.00 per share. The aggregate gross proceeds of the IPO were $96.4 million, inclusive of an additional 714,272 shares of Series A common stock sold upon the partial exercise of the underwriters’ purchase option. The Company received approximately $86.2 million in net proceeds after deducting underwriting discounts, commissions, and offering expenses.

In connection with the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 15,117,912 shares of Series A common stock and 1,520,490 shares of Series B common stock. The rights of the holders of Series A common stock and Series B common stock are substantially identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote and shares of Series B common stock are non-voting, except as may be required by law. Each share of Series B common stock may be converted at any time into one share of Series A common stock at the option of its holder, subject to the ownership limitations provided for in the Company’s eleventh amended and restated certificate of incorporation (the Charter). See Note 9.

Reclassification of common stock

On July 18, 2023, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock. Any stock certificate that immediately prior to July 18, 2023 represented shares of the Company’s common stock was deemed to represent shares of Series A common stock, without the need for surrender or exchange thereof.

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

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of September 30, 2023, the Company has relied on public and private equity and debt financings, including its July 2023 IPO, to fund its operations. The Company has incurred net losses and negative cash flows from operations since inception, including net losses of $19.7 million for the nine months ended September 30, 2023 and $23.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, and 2022, the Company had negative cash flows from operations of $16.7 million and $17.0 million, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $101.8 million. The Company expects to incur additional losses and negative cash flows from operations for the next twelve months.

As of November 13, 2023, the issuance date of these unaudited condensed financial statements, the Company expects that its cash and cash equivalents as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed financial statements. In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

Impact of COVID-19 pandemic on financial statements

We experienced modest delays in our development activities as a result of the COVID-19 pandemic, primarily due to temporary closures of certain clinical sites that delayed patient enrollment in our FASCINATE-2 trial. Although the public health emergency declarations related to COVID-19 in the United States ended on May 11, 2023, the extent to which the COVID-19 pandemic will continue to impact our operations or those of our consultants and collaborators, will depend on future developments, including the global macroeconomic effects of the virus. Economic recessions, increased inflation and/or interest rates, and any disruptions to our operations or workforce availability, including those brought on by the continued effects of the COVID-19 pandemic or a similar health epidemic may have a negative effect on our operating results.

Unaudited interim financial information

The accompanying condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related disclosures are unaudited. These unaudited condensed financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with accounting principles generally accepted in the United States of America (GAAP). Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements of the Company. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act) with the Securities and Exchange Commission (SEC) on July 17, 2023.

2.	Summary of significant accounting policies

Basis of presentation

The condensed financial statements and accompanying notes have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These condensed financial statements have been prepared on the same basis as the annual financial statements included in the final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2023.

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

Marketable securities

The Company classifies its marketable debt securities as available-for-sale and records such assets at estimated fair value in the balance sheets. The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2023. Marketable debt securities for which the estimated fair value is below amortized cost are evaluated for credit impairment. Credit impairment is recorded through the unaudited condensed statements of operations via an allowance for credit losses account, and any remaining unrealized gains and losses are reported as a component of other comprehensive income (loss) within the unaudited condensed statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company classifies marketable securities with remaining maturities greater than three months but less than one year as short-term investments, and those with remaining maturities greater than one year are classified as long-term investments. For all marketable securities which the estimated fair value was below amortized cost as of December 31, 2022, the decline in fair value was not driven by credit impairment.

The Company had no short-term investments in marketable securities as of September 30, 2023.

Deferred financing costs

Deferred financing costs, consisting of legal, accounting and other fees and costs relating to the Company’s IPO are capitalized and recorded in the accrued expenses and other current liabilities in the condensed balance sheets. Upon closing of the IPO in July 2023, all deferred offering costs were reclassified to additional paid-in-capital in the condensed statements of operations and comprehensive loss, representing a reduction in IPO proceeds.

On March 21, 2022, the Company withdrew its prior Registration Statement on Form S-1 initially filed with the SEC on April 16, 2021. Concurrently, all of the deferred financing costs of $1.4 million capitalized as of December 31, 2021 were expensed within operating expenses in the unaudited condensed statement of operations and comprehensive loss for the nine months ended September 30, 2022.

Revenue recognition

The Company enters into collaboration and licensing arrangements that generally contain multiple elements or deliverables, which may include (i) licenses to the Company’s technology, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees (JSCs), and (iv) the manufacturing of clinical or preclinical material. Payments pursuant to these arrangements include milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future drug sales. Variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

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

In January 2022, Ascletis BioScience Co. Ltd. (Ascletis) initiated dosing of a Phase 3 trial for recurrent glioblastoma multiforme (GBM), potentially triggering a $2.0 million development milestone payment, net of applicable taxes, under the license agreement. The parties were in discussions regarding the form and amount of consideration related to this milestone until July 2023, at which time the Company concluded that the risk of reversal was no longer present, resulting in revenue recognition of $2.0 million. In August 2023, the Company received a $1.7 million milestone payment recorded as license revenue in the condensed statements of operations and comprehensive loss (representing the $2.0 million development milestone payment, net of applicable taxes) from Ascletis.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Series A common stock warrant liability (Series A Common Stock Warrant Liability) and redeemable convertible preferred stock warrant liability (Redeemable Convertible Preferred Stock Warrant Liability) are Level 3 financial instruments.

As of September 30, 2023 and December 31, 2022, financial assets measured at fair value on a recurring basis consist of cash and cash equivalents. The carrying amount of cash and cash equivalents was $101.8 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively, which approximates the fair value and was determined based upon Level 1 inputs. The fair value of short-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consists of the Series A Common Stock Warrant Liability and the Redeemable Convertible Preferred Stock Warrant Liability.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following (in thousands):

	As of December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	cost	Gains	Losses	Fair Value
Commercial paper	$15,950	$—	$—	$15,950
Corporate debt securities	12,286	—	(65)	12,221
U.S. Treasury securities	4,035	—	(19)	4,016
Total	$32,271	$—	$(84)	$32,187

There were no investments in marketable securities as of September 30, 2023.

The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Total
	fair value	Level 1	Level 2	Level 3
Liabilities:
Series A Common Stock Warrant Liability	$1	$—	$—	$1

	December 31, 2022
	Total fair
	value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents - money market funds	$38	$38	$—	$—
Commercial paper	15,950	—	15,950	—
Corporate debt securities	12,221	—	12,221	—
U.S. Treasury securities	4,016	—	4,016	—
Total	$32,225	$38	$32,187	$—
Liabilities:
Redeemable Convertible Preferred Stock Warrant Liability	$4	$—	$—	$4

The following tables provide a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs (in thousands):

Balance - January 1, 2023	$4
Change in fair value of Redeemable Convertible Preferred Stock Warrant Liability	1
Change in fair value of Series A Common Stock Warrant Liability	(4)
Balance - September 30, 2023	$1

Balance - January 1, 2022	$7
Change in fair value of Redeemable Convertible Preferred Stock Warrant Liability	(3)
Balance - December 31, 2022	$4

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the periods presented.

Redeemable Convertible Preferred Stock Warrant Liability and Series A Common Stock Warrant Liability

In connection with a note payable entered into on April 10, 2015, which was repaid in full in May 2019, the Company issued a warrant to purchase 79,545 shares of Series D redeemable convertible preferred stock. See Note 9. The Company completed its IPO on July 18, 2023. Subsequently, pursuant to the terms of the warrant, the warrant was converted into a warrant to purchase 1,000 shares of Series A common stock and the expiration date was automatically extended until July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The exercise was deemed a cashless exercise.

The Company estimates the fair value of the Series A Common Stock Warrant Liability and the Redeemable Convertible Preferred Stock Warrant Liability using an option pricing model and assumptions that are based on the individual characteristics of the warrants on the valuation date, Series A common stock market price, as well as assumptions for fair value of the underlying redeemable convertible preferred stock, expected volatility, expected life, dividends and risk-free interest rate.

As of September 30, 2023, the fair value of the Series A Common Stock Warrant Liability was determined to be $1.4 thousand assuming a volatility rate of 91.5%, an expected term of 2.80 years, no dividends, and a risk-free interest rate of 4.87%. As of December 31, 2022, the fair value of the Redeemable Convertible Preferred Stock Warrant Liability was determined to be $4.0 thousand assuming a volatility rate of 97.3%, an expected term of 2.28 years, no dividends, and a risk-free interest rate of 4.36%.

For the change in fair value of the Series A Common Stock Warrant Liability, the Company recorded other income of $4.0 thousand for both the three and nine months ended September 30, 2023, respectively, in its unaudited condensed statement of operations and comprehensive loss. For the change in fair value of the Redeemable Convertible Preferred Stock Warrant Liability, the Company recorded other expense of $1.0 thousand for the nine months ended September 30, 2023, and other income of $1.0 thousand and $3.0 thousand for the three and nine months ended September 30, 2022, respectively, in its unaudited condensed statement of operations and comprehensive loss.

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2023	2022
Prepaid insurance	$865	$61
Prepaid clinical expenses	32	352
Other	77	34
Total	$974	$447

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2023	2022
Accrued clinical costs	$2,239	$3,162
Employees’ compensation	689	636
Accrued research	221	—
Accrued preclinical costs	—	166
Other	95	57
Total	$3,244	$4,021

6.	Related parties

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

The Company will bear all expenses related to development activities in Greater China as part of a global Phase 2 trial, except for clinical operations and regulatory staff provided by Ascletis. The Company conducted all development activities in connection with the FASCINATE-1 Phase 2 clinical trial in the United States and Greater China at its sole expense, except for certain in-kind contributions by Ascletis in Greater China. Ascletis is solely responsible for all development activities in connection with obtaining and maintaining regulatory approvals for denifanstat in Greater China. The Company received $28.1 thousand as reimbursement pursuant to the license agreement for Greater China patent prosecution costs during the nine months ended September 30, 2022. The Company did not receive any reimbursements pursuant to the license agreement for Greater China patent prosecution costs during the nine months ended September 30, 2023.

The Company is eligible to receive development and commercial milestone payments from Ascletis in aggregate of up to $122.0 million as well as tiered royalties ranging from percentages in the high single digits to mid-teens on future net sales of denifanstat, which is referred to as ASC40 in Greater China. Ascletis Pharma, through a subsidiary, also led the Series E preferred stock financing in February 2019. As noted below, the Company received $2.0 million related to a development milestone in August, 2023.

This license and Phase 2 research and development services components of this agreement are representative of a relationship with a customer and therefore are subject to ASC 606. In January 2022, Ascletis initiated dosing of a Phase 3 trial for recurrent GBM, potentially triggering a $2.0 million development milestone payment, net of applicable taxes, under the license agreement. The parties were in discussions regarding the form and amount of consideration related to this milestone until July 2023, at which time the Company concluded that the risk of reversal was no longer present, resulting in revenue recognition of $2.0 million. In August 2023, the Company received a $1.7 million milestone payment (representing the $2.0 million development milestone payment, net of applicable taxes which are recorded in general and administrative in the condensed statement of operations and comprehensive loss) from Ascletis.

There were no payments made to Ascletis during the nine months ended September 30, 2023. The Company paid Ascletis under their manufacturing arrangement $4.0 thousand during the nine months ended September 30, 2022.

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

Operating lease cost for the three months ended September 30, 2023, and 2022 was $37.0 thousand and $38.0 thousand, respectively, and for the nine months ended September 30, 2023 and 2022 was $111.0 thousand and $113.0 thousand, respectively.

The following are schedules by year of future maturities of the Company’s operating lease liabilities (in thousands):

September 30,
2023
Remainder of 2023	$27
2024	79
Total lease payments	106
Less: interest	(3)
Total	$103

December 31,
2022
2023	$157
2024	80
Total lease payments	237
Less: interest	(26)
Total	$211

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118	$118

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2023 and December 31, 2022 were 0.75 years and 7% and 1.2 years and 7%, respectively. The Company’s lease discount rate is based on estimates of its incremental borrowing rate, as the discount rate implicit in the Company’s lease cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal

The Company is not party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business.

8.	Redeemable convertible preferred stock

Prior to the IPO, the authorized, issued and outstanding shares of the redeemable convertible preferred stock, liquidation preferences and carrying values were as follows as of December 31, 2022 (in thousands, except share numbers):

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

In connection with the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 15,117,912 shares of Series A common stock and 1,520,490 shares of Series B common stock.

9.	Stockholders’ equity (deficit)

Common stock

Per the Charter, the total number of shares of capital stock authorized for issuance is 500,000,000 shares of Series A common stock, 15,000,000 shares of Series B common stock and 10,000,000 shares of undesignated preferred stock. Holders of Series A common stock are entitled to one vote and Series B common stock are not entitled to vote. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the net assets of the Company will be distributed pro rata to the holders of Series A common stock and Series B common stock. Each share of Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, unless that holder would beneficially own a number of Series A common stock in excess of 4.99% of the total number of shares of Series A common stock then issued and outstanding. On July 18, 2023, upon the Company’s IPO, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock (see Note 1). The Company’s reserved shares of common stock are as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Options to purchase Series A common stock	3,766,505	3,190,450
Options authorized and available for issuance	2,585,968	181,191
Warrant to purchase Series A Common Stock	1,000	—
Redeemable convertible preferred stock	—	1,322,399,477
Series D redeemable convertible preferred stock warrant	—	79,545
Warrants to purchase common stock	—	40,268
Total	6,353,473	1,325,890,931

Redeemable convertible preferred stock warrant liability and Series A Common Stock Warrant Liability

In connection with a note payable entered into on April 10, 2015, which was repaid in full in May 2019, the Company issued a warrant to purchase 79,545 shares of Series D redeemable convertible preferred stock with an exercise price of $0.88 per share. The warrant has a term of 10 years and are exercisable in whole or in part, at any time on or before the expiration date of April 10, 2025. At the time of issuance, the fair value of the Redeemable Convertible Preferred Stock Warrant Liability was determined using an option pricing model and assumptions that are based on the individual characteristics of the warrant on the valuation date, as well as assumptions for fair value of the underlying redeemable convertible preferred stock, expected volatility, expected life, dividends and risk-free interest rate.

The Company completed its IPO on July 18, 2023. Subsequently, the Redeemable Convertible Preferred Stock Warrant was converted to a warrant to purchase 1,000 shares of Series A common stock at an exercise price of $69.94 per share and the expiration date was automatically extended until July 18, 2026, the third anniversary date of the closing of the Company’s IPO. If the warrant has not been exercised prior to the expiration date, the warrant will be deemed to have been automatically exercised on the expiration date by cashless conversion.

The holder of the warrant has no voting rights, or other rights as a stockholder of the Company. The warrant is subject to adjustment in the event of any diluting dividends or distributions of the common stock, or any stock split, reverse stock split, recapitalization, reorganization or similar transaction. Upon any reclassification, exchange, substitution or other event, the number and or class of the securities and property that the holder would have received for the shares if this warrant had been issued immediately before such event will be adjusted.

Stock warrants

The following tables summarize the Company’s outstanding Series A Common Stock Warrant, Common Stock warrants and redeemable convertible preferred stock warrants:

As of September 30, 2023
	Number of	Exercise			Fair Value on
	Warrant	Price per	Expiration	Exercisable	Issuance	Fair Value
Issuance Date	Shares	Share	Date	for	(in thousands)	Recorded Against
April 2015	1,000	$69.94	July 2026	Series A Common	$68	Debt

	As of December 31, 2022
	Number of	Exercise			Fair Value on
	Warrant	Price per	Expiration	Exercisable	Issuance	Fair Value
Issuance Date	Shares	Share	Date	for	(in thousands)	Recorded Against
June 2013	26,846	$0.79	June 2023	Common	$339	Redeemable convertible preferred stock
January 2014	13,422	0.79	January 2024	Common	223	Redeemable convertible preferred stock
April 2015	79,545	0.88	April 2025	Series D	68	Debt

10.	Stock-based compensation

In 2007, the Company adopted the 2007 Equity Incentive Plan (2007 Plan), as amended, which allowed for the granting of incentive stock options (ISOs) and non-statutory stock options (NSOs) to the employees, members of the Company’s board of directors, and consultants of the Company.

In 2017, the 2007 Plan expired pursuant to its terms and the Company adopted the 2017 Equity Incentive Plan (2017 Plan) which allowed for the granting of ISOs and NSOs as well as stock appreciation rights, restricted stock awards, restricted stock units and other stock awards to employees, members of the Company’s board of directors and consultants. ISOs could be granted only to Company’s employees, including officers and directors who are also employees. NSOs could be granted to employees, directors and consultants.

In 2023, the 2023 Stock Option and Incentive Plan (2023 Plan), was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023. The 2023 Plan replaced the 2017 Plan. The 2023 Plan permits the granting of both incentive stock options to purchase Series A common stock under Section 422 of the Code and non-qualified stock options. On July 18, 2023, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock, therefore, options prior to the IPO were to purchase common stock, and after the IPO are to purchase Series A common stock. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968, which will automatically increase on January 1, 2024 and each January 1 thereafter, by (i) 4% of the outstanding number of shares of our Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. As of September 30, 2023, 2,585,968 shares are available for future grant under the 2023 Plan.

Options under the 2023 Plan can be granted for periods of up to ten years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors, provided, however, that an ISO granted to a 10% stockholder does not have an exercise price that is less than 110% of the estimated fair value of the shares on the date of grant and shall not have a contractual term longer than five years.

The following table summarizes stock option transactions (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding, January 1, 2023	3,190,450	$7.10	8.1	$3,998
Options granted	585,919	13.51
Options exercised	(7,614)	0.79
Options cancelled	(498)	4.77
Options expired	(1,752)	0.79
Outstanding, September 30, 2023	3,766,505	$8.11	7.69	$17,737
Shares vested and exercisable as of September 30, 2023	1,784,725	$6.98	6.34	$10,206

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

The following table summarizes time-based stock option activity:

	Number of
	Shares
	Underlying	Weighted-
	Outstanding	Average
	Options	Exercise Price
Outstanding, January 1, 2023	2,570,708	$7.56
Options granted	585,919	13.51
Options exercised	(7,614)	0.79
Options cancelled	(498)	4.77
Options expired	(1,752)	0.79
Outstanding, September 30, 2023	3,146,763	$8.69
Shares vested and exercisable as of September 30, 2023	1,186,212	$14.42

The total fair value of the time-based shares vested during the nine months ended September 30, 2023 was $1.8 million. As of September 30, 2023, there was $12.0 million of total unrecognized compensation cost related to the awards. The cost is being recognized over a remaining weighted-average period of 2.4 years.

Performance-based options

The Company may award grants of performance-based options to eligible individuals. Performance-based options vest based on performance measures against predetermined objectives that could include successful completion of qualified equity offerings or announced topline results for clinical trials and positive clinical results over a specified performance period.

The total number of Series A common stock shares underlying outstanding options was 619,742 with a weighted-average exercise price of $6.38 as of December 31, 2022 and September 30, 2023, respectively. There were 598,513 shares vested and exercisable as of September 30, 2023.

The total fair value of the performance-based shares vested during the nine months ended September 30, 2023 was $11.1 thousand. As of the nine months ended September 30, 2023, there was $28.2 thousand of unrecognized compensation cost related to the awards. The cost is being recognized over a remaining weighted-average period of less than one year.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the unaudited condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expense	$1,649	$220	$3,103	$663
Research and development expense	206	169	576	496
Total stock-based compensation expense	$1,855	$389	$3,679	$1,159

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

The fair value of each award granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine Months Ended				Nine Months Ended
	September 30, 2023				September 30, 2022
Expected volatility	89	-	91%		88	-	90%
Risk-free interest rate			3.6%		2.3	-	3.0%
Dividend yield			—				—
Expected term	5.0	-	7.0	years	5.4	-	7.0	years

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP), was adopted by the board of directors on June 22, 2023, approved by the Company’s stockholders on July 4, 2023 and became effective on July 13, 2023. A total of 215,497 shares of Series A common stock were initially reserved for issuance under this plan, which will automatically increase on January 1, 2024 and each January 1 thereafter through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. During the nine months ended September 30, 2023, no shares of Series A common stock were issued under the 2023 ESPP.

11.	Net loss per share attributable to common stockholders

The table below is the calculation of basic and diluted loss per share attributable to common, Series A common and Series B common stockholders (in thousands, except share and per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$—	$(7,467)	$—	$(23,304)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	—	185,084	—	184,756
Net loss per share attributable to common stockholders, basic and diluted	$—	$(40.34)	$—	$(126.13)

Numerator:
Net loss attributable to Series A and Series B common stockholders	$(6,353)	$—	$(19,725)	$—
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Series A and Series B common stockholders, basic and diluted	18,194,682	—	6,131,541	—
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.35)	$—	$(3.22)	$—

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common, Series A common and Series B common stockholders for the periods presented because including them would have been antidilutive. On July 18, 2023, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock, therefore, options prior to the IPO were to purchase common stock, and after the IPO are to purchase Series A common stock.

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2023	2022	2023	2022
Options to purchase Series A common stock	3,766,505	2,198,675	3,766,505	2,198,675
Warrant to purchase Series A Common Stock	1,000	—	1,000	—
Redeemable convertible preferred stock	—	16,638,476	—	16,638,476
Warrants to purchase common stock	—	40,268	—	40,268
Warrant to purchase redeemable convertible preferred stock	—	79,545	—	79,545
Total	3,767,505	18,956,964	3,767,505	18,956,964

12.	Income taxes

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

As per ASC 740-270, the Company’s interim tax provision is computed based on the estimated annual effective tax rate approach. The estimated annual effective tax rate approach is used to determine the tax related to ordinary income unless certain exceptions apply. The Company records a valuation allowance to reduce its deferred taxes to the amount it believes is more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence quarterly, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. Based upon the Company’s review of all positive and negative evidence, the Company continues to have a full valuation allowance on its deferred tax assets as of September 30, 2023.

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

The Company has evaluated subsequent events for financial statement purposes occurring through November 13, 2023, the date when these financial statements are available to be issued and noted that there are no subsequent events requiring disclosure in these condensed financial statements.

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

Since our inception, we have devoted substantially all of our resources to researching, discovering and developing our pipeline of proprietary FASN inhibitors and other drug targets, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, raising capital and general and administration activities to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. Our revenues to date have been generated solely from the license agreement from Ascletis.

To date, we have financed our operations primarily through public and private equity and debt financings, including our initial public offering of Series A common stock (IPO). Prior to this, we raised $233.3 million in gross proceeds from the sale of our redeemable convertible preferred stock and convertible notes, and on July 18, 2023, we completed our IPO, in which we issued and sold 5,312,500 shares of Series A common stock, at a price to the public of $16.00 per share. The aggregate gross proceeds of the IPO were $96.4 million, inclusive of an additional 714,272 shares of Series A common stock sold upon the partial exercise of the underwriters’ purchase option. We received approximately $86.2 million in net proceeds after deducting underwriting discounts, commissions, and offering expenses. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our cash needs through equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

As of September 30, 2023, we had cash and cash equivalents of $101.8 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Effects of COVID-19

We experienced modest delays in our development activities as a result of the COVID-19 pandemic, primarily due to temporary closures of certain clinical sites that delayed patient enrollment in our FASCINATE-2 trial. Although the public health emergency declarations related to COVID-19 in the United States ended on May 11, 2023, the extent to which the COVID-19 pandemic will continue to impact our operations or those of our consultants and collaborators, will depend on future developments, including the global macroeconomic effects of the virus. Economic recessions, increased inflation and/or interest rates, and any disruptions to our operations or workforce availability, including those brought on by the continued effects of the COVID-19 pandemic or a similar health epidemic may have a negative effect on our operating results.

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

We are eligible to receive development and commercial milestone payments from Ascletis in an aggregate of up to $122.0 million as well as tiered royalties ranging from percentages in the high single digits to mid-teens on future net sales of denifanstat in Greater China. The license and Phase 2 research and development services components of the license agreement with Ascletis are representative of a “relationship with a customer” and therefore are subject to Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). As discussed below, a $2.0 million development milestone payment was received in August 2023. In January 2022, Ascletis initiated dosing of a Phase 3 trial for recurrent GBM, potentially triggering a $2.0 million milestone payment, net of applicable taxes, under the license agreement. The parties were in discussions regarding the form and amount of consideration related to this milestone until July 2023, at which time we concluded that the risk of reversal was no longer present, resulting in revenue recognition of $2.0 million. In August 2023, we received a $1.7 million milestone payment (representing the $2.0 million development milestone payment, net of applicable taxes) from Ascletis.

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

Components of results of operations

Revenue

Revenue. We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Our revenues to date have been generated solely from the license agreement with Ascletis. We expect that our revenue for the next several years will be derived primarily from this agreement and any additional collaboration that we may enter into the future.

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

We expect our general and administrative expenses to increase substantially in absolute dollars for the foreseeable future as we increase our headcount to support our continued research and development activities and grow our business. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with Securities and Exchange Commission (SEC) rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Other income (expense), net. Our other income (expense), net primarily includes interest income earned and changes in the fair value of our Series A common stock and redeemable convertible preferred stock related instruments. Interest income consists of interest earned on our cash, cash equivalents and short-term investments in marketable securities.

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
Revenue:
License revenue	$2,000	$—	$2,000	nm
Total revenue	2,000	—	2,000	nm

Operating expenses:
Research and development	4,958	6,838	(1,880)	(27)%
General and administrative	4,494	848	3,646	nm
Total operating expenses	9,452	7,686	1,766	23%
Loss from operations	(7,452)	(7,686)	234	(3)%
Other income, net:
Change in fair value of redeemable convertible preferred stock warrant liability	—	1	(1)	nm
Change in fair value of Series A common stock warrant liability	4	—	4	nm
Interest income and other	1,095	218	877	nm
Total other income, net	1,099	219	880	nm
Net loss	$(6,353)	$(7,467)	$1,114	(15)%

nm—not meaningful

Revenue. Our revenue increased by $2.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was due to the $2.0 million Ascletis milestone payment that was recognized in July 2023. There was no revenue in the three months ended September 30, 2022.

Research and development expense. Our research and development expense decreased by $1.9 million, or 27%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily due to a $3.3 million decrease in clinical trial costs for our FASCINATE-2 Phase 2b trial as patients progressed through the trial. This decrease was offset by a $0.9 million increase in other clinical costs related to the conduct of clinical pharmacology trials of denifanstat, a $0.3 million increase in contract outside services research and preclinical activities, and a $0.2 million increase in salaries and benefits.

General and administrative expenses. Our general and administrative expenses increased by $3.6 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 primarily due to a $1.4 million increase in stock-based compensation, a $1.1 million increase in salaries and benefits related to newly hired executives, an employee termination and corporate insurance costs, a $0.8 million increase in professional services related to the IPO, and a $0.3 million increase in taxes related to the Ascletis license revenue.

Other income, net. Our other income, net increased by $0.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Interest income increased primarily due to interest earned on the cash proceeds received from the IPO.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
Revenue:
License revenue	$2,000	$—	$2,000	nm
Total revenue	2,000	—	2,000	nm

Operating expenses:
Research and development	14,121	19,072	(4,951)	(26)%
General and administrative	9,153	4,595	4,558	99%
Total operating expenses	23,274	23,667	(393)	(2)%
Loss from operations	(21,274)	(23,667)	2,393	(10)%
Other income, net:
Change in fair value of redeemable convertible preferred stock warrant liability	(1)	3	(4)	nm
Change in fair value of Series A common stock warrant liability	4	—	4	nm
Interest income and other	1,546	360	1,186	nm
Total other income, net	1,549	363	1,186	nm
Net loss	$(19,725)	$(23,304)	$3,579	(15)%

nm—not meaningful

Revenue. Our revenue increased by $2.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was due to the $2.0 million Ascletis milestone payment that was recognized in July 2023. There was no revenue in the nine months ended September 30, 2022.

Research and development expense. Our research and development expense decreased by $5.0 million, or 26%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This decrease was primarily due to a $8.4 million decrease in clinical trial costs for our FASCINATE-2 Phase 2b trial as patients progressed through the trial, partially offset by a $2.3 million increase in other clinical costs related to the conduct of clinical pharmacology trials of denifanstat, a $0.5 million increase in contract outside services research and preclinical activities, and a $0.5 million increase in salaries, incentive compensation and benefits related to increased headcount in prior year.

General and administrative expenses. Our general and administrative expenses increased by $4.6 million, or 99%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 primarily due to a $2.4 million increase in stock-based compensation, a $1.7 million increase in professional services related to the IPO, a $1.7 million increase in salaries and benefits related to newly hired executives, an employee termination and corporate insurance costs, and a $0.3 million increase in taxes related to the Ascletis license revenue. These increases were partially offset by $1.4 million of capitalized deferred financing costs related to our previous IPO activities in 2021 that were expensed during the nine months ended September 30, 2022, and a $0.2 million decrease in recruiting costs.

Other income, net. Our other income, net increased by $1.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Interest income increased primarily due to interest earned on the cash proceeds received from the IPO.

Liquidity and capital resources

As of September 30, 2023, we have relied on private equity and debt financings and our IPO, which completed in July 2023 to fund our operations. We have incurred net losses and negative cash flows from operations since inception, including net losses of $19.7 million and $23.3 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, and 2022 we had negative cash flows from operations of $16.7 million and $17.0 million, respectively. As of September 30, 2023, we had cash and cash equivalents of $101.8 million. We will require substantial additional capital to fund our research and development and ongoing operating expenses. On July 18, 2023, we completed our IPO, in which we issued and sold 5,312,500 shares of Series A common stock, at a price to the public of $16.00 per share. The aggregate gross proceeds of the IPO were $96.4 million, inclusive of an additional 714,272 shares of Series A common stock sold upon the partial exercise of the underwriters’ purchase option. We received approximately $86.2 million in net proceeds after deducting underwriting discounts, commissions, and estimated offering expenses.

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

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or additional revenue from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions, disruptions to and volatility in the credit and financial markets, the effects of the COVID-19 pandemic and geopolitical turmoil. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Sources and uses of cash

The following table sets forth our primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(16,683)	$(17,037)
Investing activities	32,200	(37,446)
Financing activities	86,167	(18)
Net increase (decrease) in cash and cash equivalents	$101,684	$(54,501)

Cash flows from operating activities. Our net cash used in operating activities was $16.7 million for the nine months ended September 30, 2023, consisting of a net loss of $19.7 million, partially offset by noncash adjustments of $3.7 million and net changes in our operating assets and liabilities of $0.7 million. Noncash adjustments primarily consisted of stock-based compensation expense.

Our net cash used in operating activities was $17.0 million for the nine months ended September 30, 2022, consisting of a net loss of $23.3 million, partially offset by noncash adjustments of $1.1 million and net changes in our operating assets and liabilities of $5.1 million. Noncash adjustments primarily consisted of stock-based compensation.

Cash flows from investing activities. Our net cash provided by investing activities was $32.2 million for the nine months ended September 30, 2023, which related entirely to sales of marketable securities.

Our net cash used by investing activities was $37.4 million for the nine months ended September 30, 2022, which related to purchases of marketable securities of $41.4 million, offset by sales of marketable securities of $4.0 million.

Cash flows from financing activities. Our net cash provided by financing activities was $86.2 million for the nine months ended September 30, 2023, which primarily related to $96.4 million in proceeds from our IPO, net of underwriters’ commissions and discounts, partially offset by $10.3 million of payments of issuance costs for the IPO.

Our net cash used in financing activities was $18 thousand for the nine months ended September 30, 2022, which related to the $30 thousand payment of deferred financing costs, offset by $12 thousand in proceeds from the exercise of stock options.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered equity securities

On July 18, 2023, upon the closing of our IPO, all shares of outstanding convertible preferred stock automatically converted into 15,117,912 shares of Series A and 1,520,490 shares of Series B common stock. The issuance of such shares common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

(b) Use of proceeds from initial public offering of common stock

On July 18, 2023, we completed our IPO. Our registration statement on Form S-1 (File No. 333-256648) relating to the IPO was declared effective by the SEC on July 13, 2023. We issued an aggregate of 5,312,500 shares of our Series A common stock at a price of $16.00 per share. The aggregate gross proceeds of the IPO were $96.4 million, inclusive of an additional 714,272 shares of Series A common stock sold upon the partial exercise of the underwriters' purchase option. We received approximately $86.2 million in net proceeds after deducting approximately $6.7 million in underwriting discounts and commissions and approximately $3.5 million in other offering costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Goldman Sachs & Co., Cowen and Company and Piper Sandler & Co. acted as joint book-running managers for the IPO, and JMP Securities acted as lead manager.

(c) Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities.

Not applicable.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Eleventh Amended and Restated Certificate of Incorporation of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on July 18, 2023)

3.2	Second Amended and Restated Bylaws of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on July 18, 2023)

10.1•	Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.2•

Forms of Incentive Stock Option Agreement, Non-Qualified Stock Option Agreement for Non-Employee Directors and Non-Qualified Stock Option Agreement for Company Employees under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan

Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.3•

Forms of Restricted Stock Unit Award Agreement for Non-Employee Directors and Restricted Stock Unit Award Agreement for Company Employees under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan

Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.4•	Form of Restricted Stock Award Agreement under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan	Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.5•	Sagimet Biosciences Inc. 2023 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.6•	Sagimet Biosciences Inc. 2023 Non-Employee Director Compensation Policy	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.7•	Sagimet Biosciences Inc. Senior Executive Cash Incentive Bonus Plan	Incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023)

10.8*	Amended and Restated Patent Assignment Agreement by and between the Registrant and Gannex Pharma Co., Ltd., dated July 2, 2023	Incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on July 10, 2023)

10.9•	Executive Employment Agreement by and between the Company and David Happel, dated August 15, 2023	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 21, 2023)

10.10•	Executive Employment Agreement by and between the Company and George Kemble, dated August 15, 2023	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 21, 2023)

10.11•	Executive Employment Agreement by and between the Company and Eduardo Martins, dated August 15, 2023	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 21, 2023)

10.12•	Executive Employment Agreement by and between the Company and Anthony Rimac, dated August 15, 2023	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 21, 2023)

10.13•	Executive Employment Agreement by and between the Company and Elizabeth Rozek, dated August 15, 2023	Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 21, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extenstion Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith.

●	Indicates management contract or compensatory plan.

* Portions of this exhibit (indicated by [***]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGIMET BIOSCIENCES, INC.

Date: November 13, 2023	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Anthony Rimac
Anthony Rimac
Chief Financial Officer
(Principal Financial and Accounting Officer)