Form 10-Q
period 2024-03-31
Sagimet Biosciences Inc.
filed 2024-05-15
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s Series A common stock, $0.0001 par value per share, outstanding at May 10, 2024 was 30,393,397.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, drug candidates, planned preclinical studies and clinical trials, results of preclinical studies, clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our financial performance;
•	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	the scope, progress, results and costs of developing denifanstat or any other drug candidates we may develop, and conducting preclinical studies and clinical trials;
•	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
•	current and future agreements with third parties in connection with the development and commercialization of denifanstat or any other future drug candidate;
•	our estimated number of patients in the United States who suffer from the diseases we target, including metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH), and the number of subjects that will enroll in our clinical trials;
•	our ability to advance drug candidates into and successfully complete clinical trials within anticipated timelines;
•	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
•	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat and any other drug candidates we may develop, and other positive results;
•	our plans relating to commercializing denifanstat and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
•	the success of competing therapies that are or may become available;
•	developments relating to our competitors and our industry, including competing drug candidates and therapies;

•	our plans relating to the further development and manufacturing of denifanstat and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat or other drug candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our potential and ability to successfully manufacture and supply denifanstat and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
•	the rate and degree of market acceptance of denifanstat and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat and any other drug candidates we may develop, if approved;
•	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat and for any other future drug candidate;
•	our ability to realize the anticipated benefits of any strategic transactions;
•	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
•	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of our existing cash, cash equivalents and marketable securities

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	As of
	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$176,777	$75,139
Marketable securities	16,928	19,758
Prepaid expenses and other current assets	786	1,749
Total current assets	194,491	96,646
Operating lease right-of-use assets	37	73
Total assets	$194,528	$96,719
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$531	$186
Accrued expenses and other current liabilities (includes $96 and $31 payable to related parties as of March 31, 2024 and December 31, 2023, respectively)	3,953	5,403
Operating lease liabilities	26	65
Total liabilities	4,510	5,654
Commitments and contingencies (Note 7)
Stockholders’ equity, $0.0001 par value:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 30,393,397 and 21,375,402 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	2
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at each of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	446,381	340,777
Accumulated deficit	(256,373)	(249,744)
Accumulated other comprehensive income	7	30
Total stockholders’ equity	190,018	91,065
Total liabilities and stockholders’ equity	$194,528	$96,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$5,262	$4,487
General and administrative	3,506	2,278
Total operating expenses	8,768	6,765
Loss from operations	(8,768)	(6,765)
Other income, net:
Change in fair value of stock warrant liability	—	(2)
Interest income and other	2,139	180
Total other income, net	2,139	178
Net loss	$(6,629)	$(6,587)
Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	(23)	71
Total other comprehensive gain (loss)	(23)	71
Comprehensive loss	$(6,652)	$(6,516)
Net loss per share, basic and diluted	$(0.23)	$(35.58)
Weighted-average shares outstanding, basic and diluted	29,039,427	185,137

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs	9,000,000	1	—	—	104,731	—	—	104,732
Issuance of Series A Common Stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	759	—	—	759
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance at March 31, 2024	30,393,397	$3	1,520,490	$—	$446,381	$(256,373)	$7	$190,018

							Accumulated
	Redeemable convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2023	1,373,730,625	$214,620	185,084	$1	$35,001	$(221,868)	$(84)	$(186,950)
Stock-based compensation expense	—	—	—	—	767	—	—	767
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	(6,587)	—	(6,587)
Balance at March 31, 2023	1,373,730,625	$214,620	185,084	$1	$35,768	$(228,455)	$(13)	$(192,699)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,629)	$(6,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(193)	(35)
Non-cash lease expense	36	34
Stock-based compensation expense	759	767
Change in fair value of stock warrant liability	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	640	(37)
Accounts payable and accrued liabilities	(782)	(1,193)
Operating lease liabilities	(39)	(35)
Net cash used in operating activities	(6,208)	(7,084)
Cash flows from investing activities:
Sales of marketable securities	3,000	19,400
Net cash provided by investing activities	3,000	19,400
Cash flows from financing activities:
Proceeds from sale of Series A common stock, net of underwriter commissions and discounts	105,750	—
Proceeds from exercise of stock options	114	—
Payment of financing costs	(1,018)	(136)
Net cash provided by (used in) financing activities	104,846	(136)
Net increase in cash and cash equivalents	101,638	12,180
Cash and cash equivalents at beginning of period	75,139	158
Cash and cash equivalents at end of period	$176,777	$12,338

Supplemental non-cash investing and financing activities:
Deferred financing costs within accounts payable and accrued expenses	$—	$1,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and description of business

Sagimet Biosciences Inc. (the Company), a Delaware Corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH). In January 2024, the Company announced positive topline results from the Phase 2b FASCINATE-2 clinical trial, evaluating denifanstat in biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52.

In addition to MASH, the Company is exploring the use of its FASN inhibitors in acne and in select forms of cancer, diseases in which dysregulation of fatty acid metabolism also play a key role. Denifanstat is currently being tested in China by the Company’s license partner, Ascletis, a subsidiary of Ascletis Pharma, in a Phase 3 clinical trial for moderate to severe acne vulgaris, and a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. The Company has completed IND-enabling studies for a second clinical candidate FASN inhibitor, TVB-3567.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2024. The accompanying interim financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include accruals of research and development expenses, accrued costs for services rendered in connection with third-party contractor clinical trial activities, preferred stock and common stock valuations prior to the Company’s initial public offering of Series A common stock (IPO) and stock option valuations and stock-based compensation. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Risks and liquidity

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

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of March 31, 2024, the Company has relied on public and private equity and debt financings, to fund its operations. The Company has incurred net losses and negative cash flows from operations since inception, and, as of March 31, 2024, had an accumulated deficit of $256.4 million and cash, cash equivalents and marketable securities of $193.7 million. The Company expects to incur additional losses and negative cash flows from operations for the next twelve months.

In July and August 2023, the Company completed its IPO and its underwriters exercised their overallotment option, respectively, whereby the Company sold an aggregate of 6,026,772 shares of Series A common stock at a public offering price of $16.00 per share and received $86.2 million in net proceeds. In January 2024, the Company completed a follow-on offering whereby it sold 9,000,000 shares of its Series A common stock at price of $12.50 per share and received $104.7 million in proceeds, net of issuance costs of $7.8 million. The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed financial statements. In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

2.	Significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto, which are included in the in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 25, 2024. Since the date of those audited consolidated financial statements, there have been no material changes to the Company’s significant accounting policies.

Reverse stock split

A one-for-79.4784 reverse stock split of the Company’s issued and outstanding common stock was effected on July 7, 2023. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the effects of the reverse stock split. Shares of common stock underlying outstanding stock options and common stock warrants were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s preferred stock were proportionately reduced and the respective conversion prices were proportionately increased.

Net loss per share and reclassification of common stock

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

On July 18, 2023, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock. Any stock certificate that immediately prior to July 18, 2023 represented shares of the Company’s common stock was deemed to represent shares of Series A common stock, without the need for surrender or exchange thereof. Additionally, in connection with the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 15,117,912 shares of Series A common stock and 1,520,490 shares of Series B common stock. The rights of the holders of Series A common stock and Series B common stock are substantially identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote and shares of Series B common stock are non-voting, except as may be required by law. Each share of Series B common stock may be converted at any time into one share of Series A common stock at the option of its holder, subject to certain ownership limitations. As such, basic and diluted net loss per share attributable to common stockholders is presented on a combined basis as undistributed earnings, when allocated to each series of common stock, result in the same net loss per share for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(6,629)	$(6,587)
Denominator:
Weighted-average shares outstanding, basic and diluted	29,039,427	185,137
Net loss per share, basic and diluted	$(0.23)	$(35.58)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common, Series A and Series B common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase Series A common stock	3,518,803	—
Warrant to purchase Series A common stock	1,000	—
Redeemable convertible preferred stock on an as converted basis	—	16,638,476
Options to purchase common stock	—	3,190,450
Warrants to purchase common stock	—	40,268
Warrant to purchase redeemable convertible preferred stock	—	79,545
Restricted stock units	1,125,840	—
Total	4,645,643	19,948,739

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within. The adoption of this standard had no impact on the Company’s financial statements.

New accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is assessing the impact of the adoption of this standard on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the adoption of this standard on its disclosures.

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

As of March 31, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Cash equivalents consist of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The carrying amount of cash equivalents was $69.4 million and $74.1 million as of March 31, 2024 and December 31, 2023, respectively, which approximates the fair value and was determined based upon Level 1 and Level 2 inputs. Marketable securities are classified as available-for-sale securities and have maturities of more than three months and less than one year at the time of acquisition. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.64 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of Series A common stock warrant liability was immaterial as of March 31, 2024 and December 31, 2023, as well as the change in fair value during the three months ended March 31, 2024. There were no transfers within the hierarchy during the periods presented.

Cash equivalents and marketable securities consisted of the following (in thousands):

		March 31, 2024
	Valuation	Amortized	Unrealized	Unrealized	Estimated
	Hierarchy	cost	Gains	Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$69,042	$—	$—	$69,042
Corporate debt securities	Level 2	308	—	—	308
Total cash equivalents		$69,350	$—	$—	$69,350
Marketable securities:
Commercial paper	Level 2	8,968	7	—	8,975
Corporate debt securities	Level 2	2,985	—	(1)	2,984
U.S. Treasury securities	Level 2	4,968	1	—	4,969
Total marketable securities		$16,921	$8	$(1)	$16,928
Total assets		$86,271	$8	$(1)	$86,278

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized	Estimated
	Hierarchy	cost	Gains	Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$69,516	$—	$—	$69,516
Corporate debt securities	Level 2	4,622	—	—	4,622
Total cash equivalents		$74,138	$—	$—	$74,138
Marketable securities:
Commercial paper	Level 2	9,879	19	—	9,898
Corporate debt securities	Level 2	2,945	4	—	2,949
U.S. Treasury securities	Level 2	6,904	7	—	6,911
Total marketable securities		$19,728	$30	$—	$19,758
Total assets		$93,866	$30	$—	$93,896

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Prepaid insurance	$305	$585
Prepaid clinical expenses	373	767
Deferred financing costs	—	323
Other	108	74
Total	$786	$1,749

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Accrued clinical costs	$1,362	$2,668
Accrued payroll-related costs	314	1,105
Accrued research and development costs	1,623	632
Accrued outside services	654	442
Accrued offering costs	—	323
Other	—	233
Total	$3,953	$5,403

6.	Related parties

In January 2019, the Company entered into a license agreement that became effective in February 2019 with Ascletis BioScience Co. Ltd (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), a biotechnology company incorporated in the Cayman Islands and headquartered in Hangzhou, China, and a Company investor. Pursuant to the license agreement, Ascletis is solely responsible for all development activities in connection with obtaining and maintaining regulatory approvals for denifanstat in Greater China. As of March 31, 2024 and December 31, 2023, the Company accrued $96,000 and $31,000 of expenses, respectively, related to its portion of expenses owed under a sponsored research agreement that is co-sponsored by Ascletis, which are recorded in research and development in the unaudited condensed statements of operations and comprehensive loss.

7.	Commitments and contingencies

Facility lease agreement

On March 12, 2019, the Company executed a 38-month non-cancelable operating lease agreement for 3,030 square feet of office space for its headquarters facility which commenced April 1, 2019. The lease provides for monthly lease payments of approximately $12,000 with annual increases. On December 20, 2021, the lease agreement was amended to extend the term of the lease through June 2024. The Company has accounted for the lease as an operating lease. Operating lease cost for each of the three months ended March 31, 2024, and 2023 was $37,000.

On April 5, 2024, the lease agreement was amended to (i) extend the lease through June 30, 2025 and (ii) increase the monthly lease payment to approximately $13,000 beginning on the commencement date of July 1, 2024.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal

The Company is not party to any material legal proceedings at this time. From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business.

8.	Stock-based compensation

The 2023 Stock Option and Incentive Plan (2023 Plan), was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing a prior share-based incentive plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968, which automatically increased by 855,016 shares on January 1, 2024 and will increase each January 1 thereafter, by (i) 4% of the outstanding number of shares of our Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. As such, as of March 31, 2024,  the maximum number of shares with respect to which awards may be issued under the 2023 Plan was 3,440,984, and 2,276,663 shares were available for future grant thereunder.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the unaudited condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$449	$767
Restricted stock units	310	—
Total stock-based compensation expense	$759	$767
Included in:
General and administrative expense	$513	$598
Research and development expense	246	169
Total stock-based compensation expense	$759	$767

Stock options

The Company’s stock options consist of (i) time-based options, which vest and become exercisable, subject to the participant’s continued employment or service through the applicable vesting date and (ii) performance-based options, which vest based on performance measures against predetermined objectives that could include successful completion of qualified equity offerings or announced topline results for clinical trials and positive clinical results over a specified performance period. The Company’s time-based options granted have various vesting schedules that may range from vesting immediately to vesting over four years.

The following table summarizes stock option activity (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding, January 1, 2024	3,753,507	$7.99	7.1	$8
Options granted	38,481	5.48
Options exercised	(17,995)	6.36
Options forfeited/expired	(255,190)	13.27
Outstanding, March 31, 2024 (a)	3,518,803	$7.59	6.7	$8
Vested and exercisable as of March 31, 2024	2,268,998	$7.00	5.7	$8

____________

(a)	Includes 619,742 performance-based options with a weighted-average exercise price of $6.38, almost all of which were fully vested and exercisable.

During the three months ended March 31, 2024 and 2023, the weighted average grant-date fair value per share of stock options granted was $4.34 and nil, respectively, and the total intrinsic value of stock options exercised was $0.1 million and nil, respectively. Additionally, during the three months ended March 31, 2024 and 2023, cash received from the exercise of options was $0.1 million and nil, respectively.

As of March 31, 2024, there was $8.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2024	1,132,410	$2.96
Forfeited/expired	(6,570)	2.96
Outstanding, March 31, 2024	1,125,840	$2.96

As of March 31, 2024 the total unrecognized compensation expense related to unvested restricted stock units was $2.9 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Three Months Ended March 31,
2024
Expected volatility	96.0%
Risk-free interest rate	4.1%
Dividend yield	—
Expected term (in years)	6.1

There were no stock options granted during the three months ended March 31, 2023.

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP), was adopted by the board of directors with an initial total of 215,497 shares of Series A common stock reserved for issuance under this plan, which automatically increased on January 1, 2024 and will increase each January 1 thereafter through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. On January 1, 2024 and in accordance with the ESPP, the authorized shares were increased by 213,754 shares for a total of 429,251 shares of Series A common stock available under the ESPP. No shares of Series A common stock have been issued under the ESPP to date; the first offering period under the ESPP is expected to commence in the second quarter of 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Report on Form 10-Q for the quarter ended March 31, 2024 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH). Denifanstat has been studied in over 740 people to date in our clinical trials, including our FASCINATE-1 and -2 clinical trials, and we are currently designing a pivotal Phase 3 program for denifanstat in MASH, which we plan to initiate in the second half of 2024 following our expected End-of-Phase 2 meeting with the FDA in the second quarter of 2024. In January 2024, we announced positive topline results from the Phase 2b FASCINATE-2 clinical trial, evaluating denifanstat in biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The FASCINATE-2 Phase 2b clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in 168 MASH patients, including statistically significant improvements in MASH resolution without worsening of fibrosis with ≥2-point reduction in NAFLD Activity Score (NAS) (denifanstat 36% vs. placebo 13%, p=0.0022), and ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 52% vs. placebo 20%, p=0.0001). Denifanstat-treated patients also showed statistically significant fibrosis improvement by ≥ 1 stage with no worsening of MASH (denifanstat 41% vs. placebo 18%, p=0.0051), and also showed statistical significance in fibrosis improvement by an independent approach of artificial intelligence (AI) digital pathology-based qFibrosis assessment. Analyses of liver fat showed a greater proportion of MRI-derived proton density fat fraction (MRI-PDFF) ≥30% responders relative to placebo (denifanstat 65% vs. placebo 21%, p<0.0001). MRI-PDFF responders are patients with ≥8% liver fat content at baseline who achieve a ≥30% relative reduction of liver fat at the end of treatment. Additionally, our precision medicine approach is core to our development strategy in MASH and includes the identification of pharmacodynamic and predictive biomarkers to confirm target engagement and clinical response in patients treated with denifanstat.

We are also evaluating the promise of FASN inhibition, beyond MASH, in additional disease areas in which dysregulation of fatty acid metabolism also plays a key role, including in acne and certain forms of cancer. Denifanstat is currently being tested in China by the Company’s license partner, Ascletis, a subsidiary of Ascletis Pharma in a Phase 3 clinical trial for moderate to severe acne vulgaris, and a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. These results will inform our development strategy in these indications. We have completed IND-enabling studies for a second clinical candidate FASN inhibitor, TVB-3567.

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

To date, we have financed our operations primarily through public and private equity and debt financings, including our initial public offering (IPO) of Series A common stock in July 2023 and our follow-on offering in January 2024, from which we received aggregate net proceeds of $190.9 million. Prior to these public offerings, we raised $233.3 million in gross proceeds from the sale of our redeemable convertible preferred stock and convertible notes. We will continue to require additional capital to develop our drug candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our cash needs through equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $193.7 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of results of operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Our revenues to date have been generated solely from the license agreement with Ascletis. We expect that our revenue for the next several years will be derived primarily from this agreement and any additional collaboration that we may enter into the future. We did not recognize any revenues from our Agreement with Ascletis during each of the three months ended March 31, 2024 and 2023.

Operating expenses

Research and development. Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include personnel-related costs (such as salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with contract research organizations, investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; and facility and other allocated costs. We do not track research and development expenses by drug candidate.

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

General and administrative. Our general and administrative expenses consist primarily of costs and expenses related to: personnel (including salaries, employee benefits and stock-based compensation) in our executive, finance and accounting and other administrative functions; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; information technology; and facility and other allocated costs not otherwise included in research and development expenses.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
Operating expenses:
Research and development	5,262	4,487	775	17%
General and administrative	3,506	2,278	1,228	54%
Total operating expenses	8,768	6,765	2,003	30%
Loss from operations	(8,768)	(6,765)	(2,003)	30%
Other income, net:
Change in fair value of stock warrant liability	—	(2)	2	(100)%
Interest income and other	2,139	180	1,959	nm
Total other income, net	2,139	178	1,961	nm
Net loss	$(6,629)	$(6,587)	$(42)	1%

nm—not meaningful

Research and development. Our research and development expense increased by $0.8 million, or 17%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily due to the net effect of (i) a $1.6 million increase in clinical manufacturing costs related to the conduct of clinical pharmacology trials of denifanstat, (ii) a $1.6 million decrease in clinical trial costs due to the completion of patient dosing in our FASCINATE-2 Phase 2b trial in 2023 and (iii) a $0.6 million increase in costs related to other research and pre-clinical activities.

General and administrative. Our general and administrative expenses increased by $1.2 million, or 54%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 primarily due to (i) a $0.5 million increase in personnel related expenses, primarily related to a $0.3 million increase in salaries related to newly hired executives, (ii) a $0.4 million increase in insurance and corporate taxes due to the Company becoming a public entity during 2023 and (iii) a $0.3 million increase in professional fees largely due to public company compliance.

Other income, net. Our other income, net increased by $2.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase of interest income earned on the cash proceeds received from the IPO and the January 2024 follow-on offering.

Liquidity and capital resources

As of March 31, 2024, we have relied on private equity and debt financings and our public offerings to fund our operations. We have incurred net losses and negative cash flows from operations since inception, including net losses of $6.6 million and $6.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $193.7 million. We will require substantial additional capital to fund our research and development and ongoing operating expenses in the short and long term.

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. In the future, we may need to raise additional funds until we are able to generate sufficient revenues to fund our development activities. Our future operating activities, coupled with our plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within our control and we are unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

Sources and uses of cash

The following table sets forth our primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(6,208)	$(7,084)
Investing activities	3,000	19,400
Financing activities	104,846	(136)
Net increase in cash and cash equivalents	$101,638	$12,180

Cash flows from operating activities. Net cash used in operating activities was $6.2 million for the three months ended March 31, 2024, consisting of a net loss of $6.6 million and net changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash adjustments of $0.6 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $0.8 million, partly offset by $0.2 million of non-cash accretion of the discount on our marketable securities. Changes in operating assets and liabilities primarily consisted of decreases in accounts payable and accrued expenses of $0.8 million and prepaid expenses and other current assets of $0.6 million.

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2023, consisting of a net loss of $6.6 million and a change in our operating assets and liabilities of $1.3 million, partially offset by non-cash adjustments of $0.8 million for stock-based compensation expense. Changes in our operating assets and liabilities primarily consisted of a decrease to our accounts payable and accrued expenses of $1.2 million.

Cash flows from investing activities. Net cash provided by investing activities was $3.0 million and $19.4 million for the three months ended March 31, 2024 and for the three months ended March 31, 2023, respectively, and related to proceeds received from the sale of marketable securities.

Cash flows from financing activities. Net cash provided by financing activities was $104.8 million for the three months ended March 31, 2024, which primarily related to the net impact of (i) gross cash proceeds of $112.5 million received from the sale of Series A common stock in our January 2024 follow-on offering and (ii) cash payments of $7.8 million related to issuance costs from the sale of Series A common stock.

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, and was attributable to the payment of deferred financing costs related to our IPO.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recently adopted accounting pronouncements

See “Notes to the Financial Statements—Note 2” included in our unaudited interim financial statements in Item 1 of this Quarterly Report for more information.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered equity securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

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

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2023.

(c) Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities.

Not applicable.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

On February 27, 2024, George Kemble, Ph.D., our Executive Chairman, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 299,308 shares of our Series A common stock, subject to certain conditions. The arrangement's expiration date is December 15, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

10.1	Amended and Restated Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-276664) filed on January 23, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGIMET BIOSCIENCES, INC.

Date: May 15, 2024	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)