Form 10-Q
period 2024-06-30
Sagimet Biosciences Inc.
filed 2024-08-14
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s Series A common stock, $0.0001 par value per share, outstanding at August 9, 2024 was 30,674,855.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	our financial performance;
•	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	the scope, progress, results and costs of developing denifanstat or any other drug candidates we may develop, and conducting preclinical studies and clinical trials;
•	our ability to advance drug candidates into and successfully complete clinical trials within anticipated timelines, including our Phase 3 clinical trial of denifanstat;
•	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
•	current and future agreements with third parties in connection with the development and commercialization of denifanstat or any other future drug candidate;
•	our estimated number of patients in the United States who suffer from the diseases we target, including metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH), and the number of subjects that will enroll in our clinical trials;
•	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
•	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat and any other drug candidates we may develop, and other positive results;
•	our plans relating to commercializing denifanstat and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
•	the success of competing therapies that are or may become available;
•	developments relating to our competitors and our industry, including competing drug candidates and therapies;

•	our plans relating to the further development and manufacturing of denifanstat and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat or other drug candidates;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our potential and ability to successfully manufacture and supply denifanstat and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
•	the rate and degree of market acceptance of denifanstat and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat and any other drug candidates we may develop, if approved;
•	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat and for any other future drug candidate;
•	our ability to realize the anticipated benefits of any strategic transactions;
•	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
•	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
•	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
•	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except for share and per share amounts)

	As of
	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$95,959	$75,139
Short-term marketable securities	70,414	19,758
Prepaid expenses and other current assets	378	1,749
Total current assets	166,751	96,646
Long-term marketable securities	22,118	—
Operating lease right-of-use assets	151	73
Total assets	$189,020	$96,719
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,994	$186
Accrued expenses and other current liabilities (includes $23 and $31 payable to related parties as of June 30, 2024 and December 31, 2023, respectively)	3,581	5,403
Operating lease liabilities	153	65
Total liabilities	5,728	5,654
Commitments and contingencies (Note 7)
Stockholders’ equity, $0.0001 par value:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 30,393,397 and 21,375,402 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	2
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at each of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	447,803	340,777
Accumulated deficit	(264,491)	(249,744)
Accumulated other comprehensive income (loss)	(23)	30
Total stockholders’ equity	183,292	91,065
Total liabilities and stockholders’ equity	$189,020	$96,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$6,313	$4,676	$11,575	$9,163
General and administrative	4,276	2,381	7,782	4,659
Total operating expenses	10,589	7,057	19,357	13,822
Loss from operations	(10,589)	(7,057)	(19,357)	(13,822)
Interest income and other	2,471	272	4,610	450
Net loss	$(8,118)	$(6,785)	$(14,747)	$(13,372)
Other comprehensive income (loss):
Net unrealized income (loss) on marketable securities	(30)	13	(53)	84
Comprehensive loss	$(8,148)	$(6,772)	$(14,800)	$(13,288)
Net loss per share, basic and diluted	$(0.25)	$(35.80)	$(0.48)	$(71.39)
Weighted-average shares outstanding, basic and diluted	31,913,887	189,520	30,476,657	187,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs	9,000,000	1	—	—	104,731	—	—	104,732
Issuance of Series A Common Stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	759	—	—	759
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance at March 31, 2024	30,393,397	$3	1,520,490	$—	$446,381	$(256,373)	$7	$190,018
Issuance costs related to sale of Series A common stock	—	—	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	—	—	1,449	—	—	1,449
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(8,118)	—	(8,118)
Balance at June 30, 2024	30,393,397	$3	1,520,490	$—	$447,803	$(264,491)	$(23)	$183,292

							Accumulated
	Redeemable convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at January 1, 2023	1,373,730,625	$214,620	185,084	$1	$35,001	$(221,868)	$(84)	$(186,950)
Stock-based compensation expense	—	—	—	—	767	—	—	767
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	71	71
Net loss	—	—	—	—	—	(6,587)	—	(6,587)
Balance at March 31, 2023	1,373,730,625	$214,620	185,084	$1	$35,768	$(228,455)	$(13)	$(192,699)
Net loss	—	—	—	—	—	(6,785)	—	(6,785)
Exercise of common stock warrants	—	—	25,231	—	—	—	—	—
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	13	13
Stock-based compensation expense	—	—	—	—	1,057	—	—	1,057
Balance at June 30, 2023	1,373,730,625	$214,620	210,315	$1	$36,825	$(235,240)	$—	$(198,414)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,747)	$(13,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(670)	(39)
Non-cash lease expense	71	68
Stock-based compensation expense	2,208	1,824
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,048	375
Accounts payable and accrued liabilities	309	(1,589)
Operating lease liabilities	(61)	(71)
Net cash used in operating activities	(11,842)	(12,804)
Cash flows from investing activities:
Purchases of marketable securities	(82,952)	—
Sales of marketable securities	10,795	32,200
Net cash provided by (used in) investing activities	(72,157)	32,200
Cash flows from financing activities:
Proceeds from sale of Series A common stock, net of underwriter commissions and discounts	105,750	—
Proceeds from exercise of stock options	114	—
Payment of financing costs	(1,045)	(1,046)
Net cash provided by (used in) financing activities	104,819	(1,046)
Net increase in cash and cash equivalents	20,820	18,350
Cash and cash equivalents at beginning of period	75,139	158
Cash and cash equivalents at end of period	$95,959	$18,508

Supplemental non-cash investing and financing activities:
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,591
Right-of-use assets obtained in exchange for operating lease obligations	$149	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH). In January 2024, the Company announced positive topline results from the Phase 2b FASCINATE-2 clinical trial, evaluating denifanstat in biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. In June 2024, the Company presented additional 52-week intention to treat (ITT) and F3 subgroup efficacy data from the Phase 2b FASCINATE-2 clinical trial.

In addition to MASH, the Company is exploring the use of its FASN inhibitors in acne and in select forms of cancer, diseases in which dysregulation of fatty acid metabolism also play a key role. Denifanstat is currently being tested in China by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial for moderate to severe acne vulgaris, and a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. The Company has completed Investigational New Drug (IND) -enabling studies for a second clinical candidate FASN inhibitor, TVB-3567.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). Certain prior year amounts have been reclassified to conform to the current year presentation.

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2024. The accompanying interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements as of that date.

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

The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of June 30, 2024, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements, to fund its operations. The Company has incurred net losses and negative cash flows from operations since inception, and, as of June 30, 2024, had an accumulated deficit of $264.5 million and cash, cash equivalents and marketable securities of $188.5 million. The Company expects to incur additional losses and negative cash flows from operations for the next twelve months.

In July and August 2023, the Company completed its IPO and its underwriters exercised their overallotment option, respectively, whereby the Company sold an aggregate of 6,026,772 shares of Series A common stock at a public offering price of $16.00 per share and received $86.2 million in net proceeds. In January 2024, the Company completed a follow-on offering whereby it sold 9,000,000 shares of its Series A common stock at price of $12.50 per share and received $104.7 million in proceeds, net of issuance costs of $7.8 million. The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these unaudited condensed financial statements. In the future, the Company may need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,118)	$(6,785)	$(14,747)	$(13,372)
Denominator:
Weighted-average shares outstanding, basic and diluted	31,913,887	189,520	30,476,657	187,314
Net loss per share, basic and diluted	$(0.25)	$(35.80)	$(0.48)	$(71.39)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common, Series A and Series B common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase Series A common stock	4,464,067	—	4,464,067	—
Warrant to purchase Series A common stock	1,000	—	1,000	—
Redeemable convertible preferred stock on an as converted basis	—	16,638,476	—	16,638,476
Options to purchase common stock	—	3,776,369	—	3,776,369
Warrants to purchase common stock	—	13,458	—	13,458
Warrant to purchase redeemable convertible preferred stock	—	79,545	—	79,545
Restricted stock units	1,125,840	—	1,125,840	—
Total	5,590,907	20,507,848	5,590,907	20,507,848

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

As of June 30, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Cash equivalents consist of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The carrying amount of cash equivalents was $94.5 million and $74.1 million as of June 30, 2024 and December 31, 2023, respectively, which approximates the fair value and was determined based upon Level 1 and Level 2 inputs. Marketable securities are classified as available-for-sale securities and have maturities of (i) for short-term marketable securities, more than three months and less than one year and (ii) for long-term marketable securities, more than one year at the time of acquisition. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.64 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of Series A common stock warrant liability was immaterial as of June 30, 2024 and December 31, 2023, as well as the change in fair value during the three and six months ended June 30, 2024 and 2023. There were no transfers within the hierarchy during the periods presented.

Cash equivalents and marketable securities consisted of the following (in thousands):

		June 30, 2024
	Valuation	Amortized	Unrealized	Unrealized	Estimated
	Hierarchy	cost	Gains	Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$93,512	$—	$—	$93,512
Corporate debt securities	Level 2	1,009	—	—	1,009
Total cash equivalents		$94,521	$—	$—	$94,521
Short-term marketable securities:
Commercial paper	Level 2	25,464	1	(24)	25,441
Corporate debt securities	Level 2	9,315	—	(6)	9,309
U.S. Treasury securities	Level 2	25,776	—	(13)	25,763
Agency securities	Level 2	7,454	—	(9)	7,445
Asset-backed securities	Level 2	2,458	—	(2)	2,456
Total short-term marketable securities		$70,467	$1	$(54)	$70,414
Long-term marketable securities:
U.S. Treasury securities	Level 2	19,597	19	—	19,616
Asset-backed securities	Level 2	2,492	10	—	2,502
Total long-term marketable securities		$22,089	$29	$—	$22,118
Total assets		$187,077	$30	$(54)	$187,053

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized	Estimated
	Hierarchy	cost	Gains	Losses	Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$69,516	$—	$—	$69,516
Corporate debt securities	Level 2	4,622	—	—	4,622
Total cash equivalents		$74,138	$—	$—	$74,138
Marketable securities:
Commercial paper	Level 2	9,879	19	—	9,898
Corporate debt securities	Level 2	2,945	4	—	2,949
U.S. Treasury securities	Level 2	6,904	7	—	6,911
Total marketable securities		$19,728	$30	$—	$19,758
Total assets		$93,866	$30	$—	$93,896

4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Prepaid insurance	$57	$585
Prepaid clinical expenses	191	767
Deferred financing costs	—	323
Other	130	74
Total	$378	$1,749

5.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Accrued clinical costs	$2,054	$2,668
Accrued payroll-related costs	657	1,105
Accrued research and development costs	458	632
Accrued outside services	402	442
Accrued offering costs	—	323
Other	10	233
Total	$3,581	$5,403

6.	Related parties

In January 2019, the Company entered into a license agreement that became effective in February 2019 with Ascletis, a subsidiary of Ascletis Pharma, a biotechnology company incorporated in the Cayman Islands and headquartered in Hangzhou, China, and a Company investor. Pursuant to the license agreement, Ascletis is solely responsible for all development activities in connection with obtaining and maintaining regulatory approvals for denifanstat in Greater China. During the six months ended June 30, 2024 and 2023, the Company recognized $0.1 million and nil of expenses, respectively, related to its portion of expenses owed under a sponsored research agreement that is co-sponsored by Ascletis, which are recorded in research and development in the unaudited condensed statements of operations and comprehensive loss. As of June 30, 2024 and December 31, 2023, the Company recognized $23,000 and $31,000, respectively, of accruals related to this agreement. During the six months ended June 30, 2024 and 2023, the Company paid Ascletis $31,000 and nil, respectively, under the manufacturing arrangement.

7.	Commitments and contingencies

Contract research

During the second quarter of 2024, the Company contracted with a global Contract Research Organization (CRO) to perform certain research and related services in connection with certain of the Company’s clinical trials and research studies. The terms of the contract require the Company to pay direct fees, investigator grants and other pass-through costs, a portion of which is paid as an upfront payment. As of June 30, 2024, the Company committed an aggregate $13.4 million of upfront payments pursuant to the contract. All research and development costs are expensed as incurred, except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. These payments are capitalized at the time of payment and expensed in the period in which the research and development activity is performed.

Facility lease agreement

In April 2024, the Company amended its San Mateo, California office lease, whereby the lease was amended to (i) extend the lease through June 30, 2025 and (ii) increase the monthly lease payment to approximately $13,000 beginning on the commencement date of July 1, 2024, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.1 million on the amendment date.

Operating lease cost was $37,000 for each of the three months ended June 30, 2024 and 2023, respectively, and $74,000 for each of the six months ended June 30, 2024 and 2023, respectively.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company is not party to any material legal proceedings as of June 30, 2024.

8.	Stock-based compensation

The 2023 Stock Option and Incentive Plan (2023 Plan), was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing a prior share-based incentive plan. The number of shares initially reserved for issuance under the 2023 Plan was initially 2,585,968, which automatically increased by 855,016 shares on January 1, 2024 and will increase each January 1 thereafter, by (i) 4% of the outstanding number of shares of our Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. As such, as of June 30, 2024, the maximum number of shares with respect to which awards may be issued under the 2023 Plan was 3,440,984, and 1,957,700 shares were available for future grant thereunder.

The Company also established a pool of 1.0 million shares of Series A common stock from which grants of stock-based compensation awards may be issued as inducement for new employees to accept employment offers from the Company from time to time. Inducement grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2024, the Company granted 643,548 option awards from this pool.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards to employees and non-employees in the unaudited condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$1,138	$1,057	$1,587	$1,824
Restricted stock units	311	—	621	—
Total stock-based compensation expense	$1,449	$1,057	$2,208	$1,824
Included in:
General and administrative expense	$1,181	$856	$1,694	$1,454
Research and development expense	268	201	514	370
Total stock-based compensation expense	$1,449	$1,057	$2,208	$1,824

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

The following table summarizes stock option activity (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding, January 1, 2024	3,753,507	$7.99	7.1	$8
Options granted	1,147,506	4.62
Options exercised	(17,995)	6.36
Options forfeited/expired	(418,951)	10.20
Outstanding, June 30, 2024 (a)	4,464,067	$6.92	7.2	$—
Vested and exercisable as of June 30, 2024	2,462,232	$7.19	5.7	$—

____________

(a)	Includes 619,742 performance-based options with a weighted-average exercise price of $6.38, almost all of which were fully vested and exercisable.

During the six months ended June 30, 2024 and 2023, the weighted average grant-date fair value per share of stock options granted was $3.58 and $10.28, respectively, and the total intrinsic value of stock options exercised was $0.1 million and nil, respectively. Additionally, during the six months ended June 30, 2024 and 2023, cash received from the exercise of options was $0.1 million and nil, respectively.

As of June 30, 2024, there was $10.3 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2024	1,132,410	$2.96
Granted	49,330	5.23
Forfeited/expired	(55,900)	4.96
Outstanding, June 30, 2024	1,125,840	$2.96

As of June 30, 2024 the total unrecognized compensation expense related to unvested restricted stock units was $2.6 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Expected volatility	92 - 96%	89 - 91%
Risk-free interest rate	4.1 - 4.5%	3.6%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.1	5.0 - 7.0

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP), was adopted by the board of directors with an initial total of 215,497 shares of Series A common stock reserved for issuance under this plan, which automatically increased on January 1, 2024 and will increase each January 1 thereafter through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. On January 1, 2024 and in accordance with the ESPP, the authorized shares were increased by 213,754 shares for a total of 429,251 shares of Series A common stock available under the ESPP. No shares of Series A common stock have been issued under the ESPP to date; the first offering period under the ESPP is expected to commence in the third quarter of 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included elsewhere in this Report on Form 10-Q for the quarter ended June 30, 2024 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH). Denifanstat has been studied in over 740 people to date in our clinical trials, including our FASCINATE-1 and -2 clinical trials. We are currently designing pivotal Phase 3 clinical trials for denifanstat in MASH and expect to initiate our Phase 3 development program in the second half of 2024.

In January 2024, we announced positive topline results from the Phase 2b FASCINATE-2 clinical trial, evaluating denifanstat in biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The FASCINATE-2 Phase 2b clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in 168 MASH patients, in the modified intention to treat (mITT) population, including:

●	The primary endpoints of ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis (denifanstat 52% vs. placebo 20%, p=0.0003), and MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (denifanstat 36% vs. placebo 13%, p=0.0044).
●	Multiple secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH (denifanstat 41% vs. placebo 18%, p=0.0051), MASH resolution with no worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0021), and a greater proportion of MRI-derived proton density fat fraction (MRI-PDFF) ≥30% responders relative to placebo (denifanstat 65% vs. placebo 21%, p<0.0001). MRI-PDFF responders are patients with ≥8% liver fat content at baseline who achieve a ≥30% relative reduction of liver fat at the end of treatment.

Denifanstat showed also statistical significance in fibrosis improvement by an independent approach of artificial intelligence (AI) digital pathology-based qFibrosis assessment. Additionally, our precision medicine approach is core to our development strategy in MASH and includes the identification of pharmacodynamic and predictive biomarkers to confirm target engagement and clinical response in patients treated with denifanstat. We held an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) in May 2024 and are currently in discussions with the FDA regarding our Phase 3 development plans for denifanstat in MASH.

In June 2024, we presented positive data from the FASCINATE-2 Phase 2b clinical trial of denifanstat versus placebo in biopsy-confirmed MASH patients at the European Association for the Study of the Liver (EASL) Congress. Our EASL presentation included the following 52-week intention to treat (ITT) and F3 (mITT) subgroup efficacy data:

•	The primary endpoint of ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0035) or MASH resolution with ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 26% vs. placebo 11%, p=0.0173) in the ITT population.
•	Secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH in the ITT (denifanstat 30% vs. placebo 14%, p=0.0199) and F3 mITT (denifanstat 49% vs. placebo 13%, p=0.0032) populations.
•	Fibrosis improvement by ≥ 2 stages with no worsening of MASH in the mITT (denifanstat 20% vs. placebo 2%, p=0.0065) and F3 mITT (denifanstat 34% vs. placebo 4%, p=0.0065) populations.

•	A statistically significant difference in progression to cirrhosis in F4 mITT population (denifanstat 5% vs. placebo 11%, p=0.0386).
•	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1RA (denifanstat 42% vs. placebo 0%, p=0.034) in the mITT population.

•	A statistically significant increase in beneficial polyunsaturated triglycerides at the end of 52 week of treatment (+42% denifanstat vs. -4% placebo, p<0.001) in the mITT population.
•	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

We are also evaluating the promise of FASN inhibition, beyond MASH, in additional disease areas in which dysregulation of fatty acid metabolism also plays a key role, including in acne and certain forms of cancer. Denifanstat is currently being tested in China by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial for moderate to severe acne vulgaris, and a Phase 3 clinical trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. We expect these results to inform our development strategy in these indications. We have completed Investigational New Drug (IND)-enabling studies for a second clinical candidate FASN inhibitor, TVB-3567.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $188.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of results of operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. Our revenues to date have been generated solely from the license agreement with Ascletis. We expect that our revenue for the next several years will be derived primarily from this agreement and any additional collaboration that we may enter into the future. We did not recognize any revenues from the license agreement with Ascletis during each of the three and six months ended June 30, 2024 and 2023.

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

Our clinical development costs may vary significantly based on factors such as:

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;
●	conditions imposed on us by the U.S. Food and Drug Administration (FDA) or other regulatory authorities regarding the scope or design of our clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations (CROs), CMOs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;
●	insufficient supply of our drug candidates or other materials necessary to conduct and complete our clinical trials;

●	difficulties obtaining institutional review board (IRB) approval, or positive ethics committee opinions to conduct a clinical trial at a prospective site;
●	slow enrollment and retention rate of subjects in our clinical trials;
●	the FDA or other regulatory authority requiring alterations to any of our study designs, our preclinical strategy or our manufacturing plans;
●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;
●	serious and unexpected drug-related side effects related to the drug candidate being tested;
●	lack of adequate funding to continue clinical trials;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	occurrence of severe adverse effects in clinical trials of the same class of agents conducted by other companies;
●	any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
●	third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (GCP), or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
●	failure of our third-party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner.

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

Interest income and other. Interest income and other primarily includes interest income earned and changes in the fair value of our Series A common stock and redeemable convertible preferred stock related instruments. In connection with our IPO, all outstanding redeemable convertible preferred stock and related instruments were converted into Series A and Series B common stock and, with the exception of certain Series A common stock warrants, are no longer subject to remeasurement. Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
Operating expenses:
Research and development	6,313	4,676	1,637	35%
General and administrative	4,276	2,381	1,895	80%
Total operating expenses	10,589	7,057	3,532	50%
Loss from operations	(10,589)	(7,057)	(3,532)	50%
Interest income and other	2,471	272	2,199	nm
Net loss	$(8,118)	$(6,785)	$(1,333)	20%

nm—not meaningful

Research and development. Our research and development expense increased by $1.6 million, or 35%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily due to the net effect of (i) a $1.6 million increase in clinical manufacturing costs in preparation for the Phase 3 clinical development program for denifanstat in MASH, (ii) a $0.6 million decrease in consulting services and (iii) a $0.4 million increase in other research and development expenses, largely related to non-clinical activities.

General and administrative. Our general and administrative expenses increased by $1.9 million, or 80%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily due to (i) a $1.2 million increase in professional fees largely due to public company compliance, (ii) a $0.3 million increase in stock-based compensation expense, due primarily to grants made to executives and members of our board of directors during the second quarter of 2024, and (iii) a $0.2 million increase in insurance expenses due to our Company becoming a public entity during 2023.

Interest income and other. Interest income and other increased by $2.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to an increase of interest income earned on the cash proceeds received from the IPO and the January 2024 follow-on offering.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
Operating expenses:
Research and development	11,575	9,163	2,412	26%
General and administrative	7,782	4,659	3,123	67%
Total operating expenses	19,357	13,822	5,535	40%
Loss from operations	(19,357)	(13,822)	(5,535)	40%
Interest income and other	4,610	450	4,160	nm
Net loss	$(14,747)	$(13,372)	$(1,375)	10%

nm—not meaningful

Research and development. Our research and development expense increased by $2.4 million, or 26%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily due to the net effect of (i) a $3.2 million increase in clinical manufacturing costs in preparation for the Phase 3 clinical development program for denifanstat in MASH, (ii) a $1.7 million decrease in clinical trial costs due to the completion of patient dosing in our FASCINATE-2 Phase 2b trial in 2023 with a partial offset from the Phase 3 clinical development program start-up cost and (iii) a $0.6 million increase in other research and development expenses, largely related to non-clinical activities.

General and administrative. Our general and administrative expenses increased by $3.1 million, or 67%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily due to (i) a $1.5 million increase in professional fees, largely due to public company compliance, (ii) a $0.5 million increase in insurance expenses due to our becoming a public entity during 2023, (iii) a $0.6 million increase in personnel related expenses, largely related to newly hired executives and other employees, and (iv) a $0.2 million increase in stock-based compensation expense, due primarily to grants made to executives and members of our board of directors during the second quarter of 2024.

Interest income and other. Interest income and other increased by $4.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase of interest income earned on the cash proceeds received from the IPO and the January 2024 follow-on offering.

Liquidity and capital resources

As of June 30, 2024, we have relied on private equity and debt financings and our public offerings to fund our operations. We have incurred net losses and negative cash flows from operations since inception, including net losses of $14.7 million and $13.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $188.5 million. We will require substantial additional capital to fund our research and development and ongoing operating expenses in the short and long term.

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

Our future capital requirements will depend on many factors, including:

●	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;
●	conditions imposed on us by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, CMOs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;
●	insufficient supply of our drug candidates or other materials necessary to conduct and complete our clinical trials;
●	difficulties obtaining IRB or ethics committee approval to conduct a clinical trial at a prospective site;
●	slow enrollment and retention rate of subjects in our clinical trials;
●	the FDA or other regulatory authority requiring alterations to any of our study designs, our preclinical strategy or our manufacturing plans;
●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; serious and unexpected drug-related side effects related to the drug candidate being tested;
●	lack of adequate funding to continue clinical trials;
●	subjects experiencing severe or unexpected drug-related adverse effects;
●	occurrence of severe adverse effects in clinical trials of the same class of agents conducted by other companies;
●	any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
●	third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
●	third-party contractors not performing data collection or analysis in a timely or accurate manner;
●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
●	failure of our third-party contractors, such as CROs and CMOs, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner.

A change in the outcome of any of these or other variables could significantly change our costs and timing associated with the development of our drug candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

We enter into contracts in the normal course of business for products and services, including contract research and contract manufacturing services, which include provisions allowing for termination under certain conditions and timelines. These contracts generally do not include payments for early termination and are considered cancellable contracts.

Sources and uses of cash

The following table sets forth our primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(11,842)	$(12,804)
Investing activities	(72,157)	32,200
Financing activities	104,819	(1,046)
Net increase in cash and cash equivalents	$20,820	$18,350

Cash flows from operating activities. Net cash used in operating activities was $11.8 million for the six months ended June 30, 2024, consisting of a net loss of $14.7 million and net changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash adjustments of $1.6 million. Changes in operating assets and liabilities primarily consisted of a decrease in prepaid expenses and other current assets of $1.0 million and an increase in accounts payable and accrued expenses of $0.3 million. The non-cash adjustments primarily consisted of stock-based compensation expense of $2.2 million, partly offset by $0.7 million of non-cash accretion of the discount on our marketable securities.

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

Cash flows from investing activities. Net cash used in investing activities was $72.2 million for the six months ended June 30, 2024 and related to purchases of marketable securities of $83.0 million, partially offset by proceeds from the sales of marketable securities of $10.8 million.

Our net cash provided by investing activities was $32.2 million for the six months ended June 30, 2023, which related entirely to sales of marketable securities.

Cash flows from financing activities. Net cash provided by financing activities was $104.8 million for the six months ended June 30, 2024, which primarily related to the net impact of (i) gross cash proceeds of $112.5 million received from the sale of Series A common stock in our January 2024 follow-on offering and (ii) cash payments of $7.8 million related to issuance costs from the sale of Series A common stock.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows, nor are we aware of any governmental proceedings involving potential monetary sanctions of $300,000 or more.

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

Not applicable.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

10.1●	Executive Employment Agreement by and between Sagimet Biosciences Inc. and Thierry Chauche, dated May 6, 2024	Filed herewith

10.2●	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and David Happel, dated June 5, 2024	Filed herewith

10.3●	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and George Kemble, Ph.D, dated June 5, 2024	Filed herewith

10.4●	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Eduardo Bruno Martins, M.D., D.Phil., dated June 5, 2024	Filed herewith

10.5●	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Elizabeth Rozek, dated June 5, 2024	Filed herewith

10.6●	Amended and Restated Sagimet Biosciences Inc. Employee Stock Purchase Plan	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

●	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGIMET BIOSCIENCES, INC.

Date: August 14, 2024	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)