Form 10-K
period 2024-12-31
Sagimet Biosciences Inc.
filed 2025-03-12
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s last completed second quarter was $102.2 million (based on the closing price for shares of the registrant’s Series A common stock as reported on the Nasdaq Global Market on that date).

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at March 5, 2025 was 30,674,855 and 1,520,490, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat or any other drug candidates we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines, including our Phase 3 clinical trials of denifanstat;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat or any other future drug candidate;
●	our estimate of the number of patients in the United States who suffer from the diseases we target, including metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH), and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat and any other drug candidates we may develop, and other positive results;
●	our plans relating to commercializing denifanstat and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat or other drug candidates;
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat and any other drug candidates we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat and for any other future drug candidate;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Annual Report, whether as a result of any new information, future events or otherwise.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH). Denifanstat has been studied in over 740 people to date in our clinical trials, including our Phase 2 FASCINATE-1 and Phase 2b FASCINATE-2 clinical trials.

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

In June 2024, we presented positive data from the Phase 2b FASCINATE-2 clinical trial of denifanstat versus placebo in biopsy-confirmed MASH patients at the European Association for the Study of the Liver (EASL) Congress. Our EASL presentation included the following 52-week data from the intention to treat (ITT), mITT, and F3 mITT patient populations:

●	The primary endpoint of ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0035) or MASH resolution with ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 26% vs. placebo 11%, p=0.0173) in the ITT population.
●	Secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH in the ITT (denifanstat 30% vs. placebo 14%, p=0.040) and F3 mITT (denifanstat 49% vs. placebo 13%, p=0.0032) populations.
●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH in the mITT (denifanstat 20% vs. placebo 2%, p=0.0065) and F3 mITT (denifanstat 34% vs. placebo 4%, p=0.0065) populations.
●	A statistically significant difference in progression to cirrhosis (F4) in mITT population (denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1 receptor agonist (GLP-1 RA) (denifanstat 42% vs. placebo 0%, p=0.034) in the mITT population.
●	A statistically significant increase in beneficial polyunsaturated triglycerides at the end of 52 week of treatment (+42% denifanstat vs. -4% placebo, p<0.001) in the mITT population.

●	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

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

In October 2024, we announced the publication of results from the Phase 2b FASCINATE-2 clinical trial of denifanstat in The Lancet Gastroenterology & Hepatology. The publication, titled “Denifanstat for the treatment of metabolic-dysfunction associated steatohepatitis: a multicentre, double-blind, randomised, placebo-controlled, phase 2b trial,” reported that denifanstat treatment achieved statistically significant and clinically meaningful improvements in disease activity, MASH resolution and fibrosis.

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 clinical trials in MASH. Based on our ongoing discussions with the FDA, the Phase 3 program will consist of two double-blind, placebo-controlled multicenter registrational trials:

●	FASCINATE-3 in patients with F2/F3 (non-cirrhotic) MASH: The trial is expected to evaluate the efficacy and safety of denifanstat in this population, with primary endpoints based on liver biopsy assessments at 52 weeks, at which time we plan to seek accelerated approval in the U.S. and Europe based on this 52-week data. The trial will continue until such point in time that the required number of clinical outcomes is reached, which we estimate at 3.5 years after the Week 52 timepoint.
●	FASCINIT in patients with suspected or confirmed diagnosis of metabolic dysfunction-associated steatotic liver disease (MASLD)/MASH: The trial is expected to evaluate the safety and efficacy of denifanstat in this population, with the primary endpoint of safety and tolerability at 52 weeks. Non-invasive biomarkers will be assessed as part of the secondary endpoints, with no liver biopsy endpoint.

The Phase 3 program is designed to comprise a minimum of 1,800 patients exposed to denifanstat and was initiated in the fourth quarter of 2024. We expect to initiate screening in the Phase 3 program in the first half of 2025.

We are also evaluating the promise of FASN inhibition, beyond MASH, in additional disease areas in which dysregulation of fatty acid metabolism also plays a key role, including in acne and certain forms of cancer. Denifanstat is currently being tested in China by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial for moderate to severe acne vulgaris and a Phase 3 clinical trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025. In March 2025, we announced the clearance of our Investigational New Drug (IND) application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025. We expect the results of the Ascletis studies in GBM and acne, as well as the results of our planned Phase 1 clinical trial of TVB-3567, to inform our development strategy in acne, GBM and additional indications.

MASH is an aggressive form of MASLD, formerly known as NAFLD, a condition where an abnormal buildup of excess fat, known as steatosis, occurs in the liver unrelated to the consumption of alcohol. According to a study published in 2023, MASH is a growing epidemic that affected more than 265 million people worldwide in 2019 for which there is only one recently approved treatment in the United States and no currently approved treatments in Europe. It is often associated with insulin resistance, type 2 diabetes, cardiovascular disease, and an increase in overall mortality. Left untreated, damage to the liver can lead to cirrhosis or liver cancer, potentially making liver transplantation necessary. We believe denifanstat may offer a meaningful therapeutic solution for this unmet need. The therapeutic potential of denifanstat, as an oral, once-daily pill and FASN inhibitor, stems from its differentiated mechanism of action directly targeting the three key drivers of MASH pathogenesis: steatosis, inflammation, and fibrosis.

Figure 1. Comprehensive improvement across biomarkers

We are also evaluating the promise of FASN inhibition, beyond MASH, in additional disease areas in which dysregulation of fatty acid metabolism also plays a key role, including in acne and certain forms of cancer. Denifanstat is currently being tested in a Phase 3 clinical trial for moderate to severe acne vulgaris, and a Phase 3 trial in recurrent GBM in combination with bevacizumab. Both trials are being conducted in China by our license partner, Ascletis, a subsidiary of Ascletis Pharma. In September 2023, Ascletis Pharma announced the enrollment of 120 recurrent GBM patients in its Phase 3 GBM trial. Furthermore, Ascletis Pharma announced in May 2023 that it achieved primary and key secondary endpoints in an acne Phase 2 clinical trial including a statistically significant 61.3% reduction in total lesion count in patients treated with 50mg of denifanstat compared with a 34.2% reduction with placebo. The incidence rates of treatment-related adverse events (AEs) were comparable among the denifanstat groups and the placebo group. In October 2023, Ascletis Pharma presented Phase 2 topline results at the European Academy of Dermatology and Venereology (EADV) Congress 2023 in Berlin, Germany. The presentation demonstrated denifanstat’s significant clinical activity in the change of total lesion and inflammatory lesion count from baseline and was well-tolerated in patients with acne. In December 2023, Ascletis Pharma announced the initiation of a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial to evaluate the safety and efficacy of denifanstat for the treatment of moderate to severe acne vulgaris in 480 patients in China. Ascletis Pharma announced dosing of the first patient in this trial in January 2024. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025. The co-primary efficacy endpoints of the Phase 3 clinical trial are: proportion of subjects achieving treatment success, percentage change from baseline in total lesion count, and percentage change from baseline in inflammatory lesion count (ILC). Our compound library of FASN inhibitors provides us the ability to evaluate additional drug candidates for further development. In March 2025, we announced the clearance of our IND application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025.

Given the inherent complexity of MASH and other diseases caused by dysregulated lipogenesis, our development strategy includes precision medicine approaches using non-invasive tests (NITs), which we also refer to as biomarkers, to identify indications that can be treated by denifanstat as well as patients who are most likely to respond to denifanstat. This approach includes the development of blood-based pharmacodynamic biomarkers, such as tripalmitin, to confirm FASN inhibition and pathway engagement by denifanstat, as well as predictive biomarkers incorporating metabolomic and single nucleotide polymorphism (SNP) blood profiling to identify a biomarker signature that predicts improvements in markers of MASH disease in patients taking denifanstat. Furthermore, we may apply such predictive tests complementary to therapeutic intervention with denifanstat to better understand the patients who partially respond to denifanstat. Identifying these potential non-responders may help clinicians determine if, for instance, a combination of denifanstat and another non-FASN inhibitor therapeutic may optimize clinical outcomes. We anticipate developing complementary diagnostic tools to benefit patients, clinicians and payors. Ultimately, we intend to leverage these non-invasive biomarkers to ensure FASN biology is informing both the diseases we investigate and the patients who receive treatment.

Our management team brings extensive experience in research, clinical development and commercialization in the fields of hepatology, cardiovascular/metabolic disease, dermatology, oncology and rare diseases. Members of our team have experience advancing drugs through FDA approval and subsequent commercialization.

Our FASN inhibitor pipeline

The critical role of FASN overactivity in MASH, acne and cancer has made it an attractive target for drug therapy. Early generations of FASN inhibitor compounds made by others were limited by their off-target activities, inappropriate localization to the brain and poor pharmaceutical properties. Most of these compounds never entered clinical development, and the few that did, failed in early-stage clinical trials due to these limitations. We selected denifanstat from our library of over 1,200 internally discovered and wholly owned FASN inhibitors after a rigorous medicinal chemistry and preclinical development effort. We advanced denifanstat into clinical development, based upon its oral administration, high selectivity for FASN, and excellent pharmacokinetic and pharmaceutical properties, including restricted penetration of the blood-brain barrier. FASN is a large protein with six different enzymatic domains. The selectivity of denifanstat is a consequence of binding to the protein in an area that is not an enzymatic active site and unique to the structure of FASN. This selectivity is critical for preventing off-target effects that plagued earlier generations of FASN inhibitor compounds.

The following table summarizes our development programs for multiple diseases with high unmet need:

*Trials conducted in China by Ascletis, who has licensed development and commercialization rights to all indications in Greater China.

**First patient in (FPI); first-in-human (FIH).

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

Our strategy

Our goal is to develop and commercialize our selective FASN inhibitors in therapeutic areas where upregulation of FASN plays a central role in the development or progression of disease. We intend to achieve this goal by pursuing the following key strategic objectives:

●	Progress denifanstat through clinical development for the treatment of MASH. In our Phase 2b FASCINATE-2 clinical trial, denifanstat achieved statistically significant results on primary and multiple secondary endpoints at week 52 in 168 MASH patients, including statistically significant improvements relative to placebo in MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS, and ≥2-point reduction in NAS without worsening of fibrosis. Denifanstat-treated patients also showed statistically significant fibrosis improvement by ≥ 1 stage with no worsening of MASH, and also showed statistical significance in fibrosis improvement as measured by an AI digital pathology-based fibrosis assessment. Moreover, denifanstat-treated patients with liver fibrosis stage F3 at baseline showed statistically significant fibrosis improvement by ≥ 1 stage with no worsening of MASH, and by ≥ 2 stages with no worsening of MASH. Furthermore, the proportion of patients with progression to cirrhosis (F4), was twice as high in the placebo arm. Analyses of liver fat showed a greater proportion of MRI-PDFF ≥30% responders relative to placebo. No treatment-related serious adverse events (SAEs) were observed, and the majority of AEs were mild to moderate in nature (Grades 1 and 2). We initiated our pivotal Phase 3 program of denifanstat in MASH in the fourth quarter of 2024.
●	Establish denifanstat as a backbone therapy for the treatment of MASH. Given the disease complexity, as well as the heterogeneity and large size of the MASH patient population, we believe denifanstat has the potential to address multiple MASH indications as a differentiated monotherapy and in combination with other agents. We intend to seek approval of denifanstat as monotherapy for the treatment of MASH patients with F2-F3 fibrosis and expand into additional MASH indications such as cirrhotic (F4) MASH and pediatric MASH to maximize denifanstat’s full clinical and commercial potential. Combination therapy has the potential to play a meaningful role in the MASH treatment paradigm to effectively address all patient segments. We intend to assess combinations of denifanstat, as an oral small molecule agent, with other complementary mechanisms.
●	Advance our precision medicine strategy to identify patients who will benefit from denifanstat. Given that MASH is a complex, progressive disease for which there is only one recently approved treatment in the United States and no currently approved treatments in Europe, our precision medicine strategy to develop non-invasive biomarkers complements our clinical development efforts for denifanstat. This includes the development and application of pharmacodynamic biomarkers to confirm drug response to denifanstat and predictive biomarkers to select the patients mostly likely to have a clinical response. We will continue to validate these biomarkers with results emerging from our ongoing clinical development, including our pivotal Phase 3 program for denifanstat in MASH.
●	Expand pipeline in indications beyond MASH where FASN plays a central role in disease pathogenesis. Based on our seminal work around FASN biology and the broad potential of this mechanism in diseases beyond MASH, we have prioritized acne and oncology in our initial development pursuits for denifanstat beyond MASH. In acne, Ascletis Pharma announced in May 2023 that it achieved primary and key secondary endpoints in a Phase 2 clinical trial in patients with moderate to severe acne vulgaris in China, and in December 2023 announced the initiation of a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial in China to evaluate the safety and efficacy of denifanstat for the treatment of moderate to severe acne vulgaris. In January 2024, Ascletis Pharma announced the dosing of the first patient in this trial. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025. Based on Ascletis Pharma’s reported Phase 2 results and ongoing Phase 3 clinical development of denifanstat in acne, we are planning to move forward with our own acne program. In March 2025, we announced the clearance of our IND application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025. In oncology, we are developing FASN inhibitors to treat specific subsets of solid tumors that are FASN-dependent. We are exploring the potential of denifanstat in combination with other classes of oncology drugs. Our first-in-human Phase 1 clinical trial for denifanstat was conducted in patients with advanced solid tumors. Additionally, Ascletis Pharma has initiated a Phase 3 registrational trial for denifanstat in China in patients with recurrent GBM. In September 2023, Ascletis Pharma announced the enrollment of 120 recurrent GBM patients. We will maintain a focused and disciplined strategy in evaluating potential indications beyond MASH that may merit further advancement.
●	Develop and commercialize our drug candidates independently in indications and geographies where we believe we can maximize value and benefit to patients. Because we believe our FASN platform and drug candidates have the potential to treat a broad range of diseases, we will independently develop drug candidates in indications and geographies where we believe we can successfully commercialize on our own if they are approved. We will collaborate on drug candidates that we believe have promising utility in disease areas, patient populations or geographies that are better served by the resources or specific expertise of other biopharmaceutical companies. Our license agreement with Ascletis for the development, manufacturing and commercialization of denifanstat in Greater China is an example of our prosecution of this strategy.

Our team

We have assembled a team with extensive experience in drug development and commercialization in the fields of hepatology, cardiometabolic disease, dermatology and oncology. Collectively, our team has been directly involved in a broad spectrum of research and development and commercial activities leading to successful outcomes, including FDA approvals and marketed drugs. Prior to joining Sagimet in October 2022, our president and chief executive officer, David Happel, was chief executive officer at Cognoa Inc. and held leadership positions at Horizon Therapeutics plc, Raptor Pharmaceutical Corp., Dynavax Technologies Corporation, and Chiron Corporation. Our executive chairman, Dr. George Kemble, served as our chief executive officer from October 2015 to October 2022, and as our chief scientific officer from August 2011 to October 2015. Prior to joining Sagimet, Dr. Kemble was senior vice president and head of research at MedImmune, LLC (now a subsidiary of AstraZeneca PLC). Our chief medical officer, Dr. Eduardo Bruno Martins, M.D., D.Phil., has held leadership positions at Abbvie Inc., Allergan, Inc., Eiger BioPharmaceuticals, Inc., Gilead Sciences, Inc., Genentech, Inc., Dynavax Technologies Corporation, Intermune, Inc., and SciClone Pharmaceuticals, Inc. where he led clinical development and medical affairs activities across various phases and therapeutic areas. Our chief financial officer, Thierry Chauche, has over 20 years of financial and operational leadership experience in finance and healthcare companies. He most recently served as the chief financial officer of Provention Bio, Inc. Our general counsel and chief compliance officer, Elizabeth Rozek, previously served as general counsel of Cognoa, Inc. and of Basilea Pharmaceutica International Ltd.

Overview of MASH

MASH is an aggressive form of MASLD, a condition where an abnormal buildup of excess fat (known as steatosis) occurs in the liver unrelated to the consumption of alcohol. To date, only one treatment has been recently approved in the United States for the treatment of MASH, and no treatments have been approved in Europe. MASLD encompasses a progressive and histologically-defined range of liver disease including simple steatosis (the presence of excess liver fat without inflammation or fibrosis) to MASH without fibrosis (excess liver fat with inflammation), to MASH with fibrosis and may ultimately lead to cirrhosis or cancer of the liver.

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

MASLD is a growing epidemic. According to a study published in 2023, MASLD affected more than 1.6 billion people worldwide as of 2019, 265 million of whom had MASH. In a separate study published in 2018, the prevalence of MASH in the United States was estimated at 17.3 million in 2016 and expected to grow to 27.0 million by 2030. Of the MASH patients in the United States, 5.7 million had MASH with advanced fibrosis (F2-F3) in 2016, which is our initial target patient population for denifanstat if approved. The number of MASH patients with advanced fibrosis (F2-F3) is expected to grow to 10.6 million in 2030. According to two studies published in 2021 and 2023, when left untreated, MASH can lead to liver cirrhosis, which is currently on par with alcohol as the leading indication for liver transplantation and is expected to surpass alcohol in the coming years. According to a study published in 2022, in the United States alone, the economic burden of MASH has been estimated to be over $222 billion.

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

Nuclear receptor modulators alter the gene expression pattern of cells, affecting multiple biochemical pathways, which can lead to unintended changes beyond the target pathway of interest. Examples of nuclear receptor modulators studied as therapeutic targets in MASH include farnesoid X receptor (FXR) agonists, peroxisome proliferator-activated receptor (PPAR) agonists, and thyroid hormone receptor beta (THRß) agonists. FXR is expressed in a number of tissues throughout the body, including the liver. It serves as a receptor for bile acids and participates in regulating their metabolism, including synthesis, conjugation, absorption, and secretion. The PPAR family of receptors modulate fatty acid metabolism and energy homeostasis. FXR and PPAR agonists have had mixed clinical results to date and are yet to be approved for the treatment of MASH in the United States or Europe. The recent FDA approval of THRß agonist Rezdiffra™ (resmetirom) for the treatment of MASH in patients with moderate to advanced liver fibrosis represents a significant advancement in the MASH space. Activation of hepatic THRß is associated with systemic lipid lowering, increased bile acid synthesis, and fat oxidation. These results suggest that directly targeting liver fat metabolism can be a successful therapeutic strategy in MASH. However, it should be noted that therapeutic nuclear receptor modulation is not without safety risk. FXR agonists can affect pathways leading to excess bile acids, which have long been shown to be toxic. This can cause pruritus, or itching of the skin. PPAR agonists have been associated with weight gain. THRß agonists need to be highly selective for the beta isoform of this receptor and avoid binding the alpha isoform, which exists in the heart and kidneys. If not highly selective, they can result in significant, potentially life-threatening complications.

Growth factor analogs attempt to mimic natural proteins, such as FGF21, to bring several disordered systems back to normal levels. In two clinical trials in patients with F2-F3 fibrosis, FGF21 analogs showed evidence of MASH resolution and improvement in liver fibrosis after 48 or 96 weeks of treatment, respectively. Recent data showed that an FGF21 analog administered for 96 weeks induced regression of histological cirrhosis (F4). Gastrointestinal side effects are common with injected FGF21, nausea and diarrhea being the most common. Data from two clinical trials, one in patients with F2-F3 fibrosis and the other in patients with F4 fibrosis, demonstrated that an FGF21 analog was associated with a decrease in bone density that can potentially lead to an increased risk of fractures. Because of the large size of proteins, the mode of delivery is typically limited to injection. Growth factor analogs are also more expensive to manufacture compared to small molecules. We believe there is a significant likelihood that patients will develop neutralizing antibodies against these therapeutics with chronic treatment.

Glucagon-like peptide 1 (GLP-1) analogs are approved to treat diabetes and obesity; they are under investigation for the treatment of MASH. In recent Phase 2 and Phase 3 clinical trials in F2-F3 fibrosis, treatment with a GLP-1 analog or GLP-1-containing medications, reduced body weight, demonstrated histological MASH resolution, reduced biomarkers associated with MASH and achieved improvement in fibrosis compared to placebo. In addition, a Phase 2 clinical trial with a GLP-1 receptor agonist failed to demonstrate improvement in F4 fibrosis. Gastrointestinal side effects are common with injected or oral GLP-1 medications, with nausea and vomiting being the most common.

Our lead drug candidate—denifanstat in MASH

Denifanstat, formerly known as TVB-2640, an oral, once-daily pill, is our selective FASN inhibitor currently being developed for the treatment of MASH. Following a robust translational research program in multiple preclinical models that demonstrated FASN inhibition reduced liver fat, decreased inflammatory cells and molecules and blunted fibrosis and a proof-of-mechanism Phase 1b clinical trial that demonstrated inhibition of hepatic DNL in humans, we initiated two Phase 2 clinical trials in patients with MASH: FASCINATE-1 and FASCINATE-2. The Phase 2 FASCINATE-1 clinical trial examined multiple doses of denifanstat, ranging from 25mg to 75mg daily, administered for 12 weeks compared to placebo in 142 patients in the United States and China. Denifanstat caused a rapid and robust reduction in liver fat that was statistically significant in the 50mg cohort, as well as improvements in inflammatory, fibrotic and cardiometabolic components of the disease in this short time period and was generally well tolerated at dose levels of 25mg and 50mg once daily in these diverse populations. The 50mg dose was selected for further study.

Figure 5. FASCINATE-2 liver biopsy analysis at Week 52, primary and secondary endpoints

Figure 6. FASCINATE-2 liver biopsy analysis at Week 52, secondary endpoints

Our Phase 2b FASCINATE-2 clinical trial examined the impact of 50mg denifanstat for one year on the liver of biopsy confirmed MASH patients with moderate to advanced fibrosis (F2-F3). In January 2024, we announced positive topline results from the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in MASH patients in the mITT population, including:

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

Denifanstat showed also statistical significance in fibrosis improvement as measured by an AI digital pathology-based qFibrosis assessment. Additionally, our precision medicine approach is core to our development strategy in MASH and includes the identification of pharmacodynamic and predictive biomarkers to confirm target engagement and clinical response in patients treated with denifanstat.

In June 2024, we presented positive data from the Phase 2b FASCINATE-2 clinical trial of denifanstat versus placebo in biopsy-confirmed MASH patients at the EASL Congress. Our EASL presentation included the following 52-week data from the ITT, mITT, and F3 mITT patient populations:

●	The primary endpoint of ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0035) or MASH resolution with ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 26% vs. placebo 11%, p=0.0173) in the ITT population.
●	Secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH in the ITT (denifanstat 30% vs. placebo 14%, p=0.040) and F3 mITT (denifanstat 49% vs. placebo 13%, p=0.0032) populations.
●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH in the mITT (denifanstat 20% vs. placebo 2%, p=0.0065) and F3 mITT (denifanstat 34% vs. placebo 4%, p=0.0065) populations.
●	A statistically significant difference in progression to cirrhosis (F4) in mITT population (denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1RA (denifanstat 42% vs. placebo 0%, p=0.034) in the mITT population.
●	A statistically significant increase in beneficial polyunsaturated triglycerides at the end of 52 week of treatment (+42% denifanstat vs. -4% placebo, p<0.001) in the mITT population.
●	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

In March of 2021, we received Fast Track designation for denifanstat for the treatment of MASH, which will enable us to work expeditiously with the FDA to align on the design of this critical registration program. In October 2024, the FDA granted Breakthrough Therapy designation to denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). For more information regarding the Fast Track and Breakthrough Therapy designation programs, see “—Government regulation and product approval—Expedited development and review programs.”

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 clinical trials in MASH. Based on our ongoing discussions with the FDA, the Phase 3 program will consist of two double-blind, placebo-controlled multicenter registrational trials:

•	FASCINATE-3 in patients with F2/F3 (non-cirrhotic) MASH: The trial is expected to evaluate the efficacy and safety of denifanstat in this population, with primary endpoints based on liver biopsy assessments at 52 weeks, at which time we plan to seek accelerated approval in the U.S. and Europe based on this 52-week data. The trial will continue until such point in time that the required number of clinical outcomes is reached, which we estimate at 3.5 years after the Week 52 timepoint.
•	FASCINIT in patients with suspected or confirmed diagnosis of MASLD/MASH: The trial is expected to evaluate the safety and efficacy of denifanstat in this population, with the primary endpoint of safety and tolerability at 52 weeks. Non-invasive biomarkers will be assessed as part of the secondary endpoints, with no liver biopsy endpoint.

The Phase 3 program is designed to comprise a minimum of 1,800 patients exposed to denifanstat and was initiated in the fourth quarter of 2024. We expect to initiate screening in the Phase 3 program in the first half of 2025.

Figure 7. Comprehensive improvement across biomarkers

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

Figure 8. Denifanstat impacts key drivers of MASH

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

Figure 9. The cycle of MASH pathogenesis

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

MASH clinical program

Denifanstat has been studied in over 740 people to date including healthy volunteers, patients with solid tumors, patients with acne, and patients with MASH. In MASH, we have completed a Phase 2 clinical trial, FASCINATE-1, which examined multiple doses of denifanstat from patients in both the United States and China. We completed a Phase 2b trial, FASCINATE-2, in patients with biopsy-confirmed MASH with moderate to advanced fibrosis (F2-F3). FASCINATE-1 examined doses ranging from 25mg to 75mg daily for 12 weeks and demonstrated improvement in non-invasive measurements of steatosis, inflammation, fibrotic and metabolic parameters. FASCINATE-2 evaluated the 50mg dose daily for one year. In January 2024, we announced positive topline results at week 52 from our Phase 2b FASCINATE-2 clinical trial. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in 168 biopsy-confirmed MASH patients. In the fourth quarter of 2024, we initiated our pivotal Phase 3 program of denifanstat in MASH.

Phase 3 FASCINATE-3 and FASCINIT clinical trials

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 in MASH. Based on our ongoing discussions with the FDA, the phase 3 program will consist of two double-blind, placebo-controlled multicenter registrational trials:

•	FASCINATE-3 in patients with F2/F3 (non-cirrhotic) MASH: The trial is expected to evaluate the efficacy and safety of denifanstat in this population, with primary endpoints being liver biopsy assessments at 52 weeks, at which time Sagimet plans to seek accelerated approval in the U.S. and Europe. The trial will continue until such point in time that the required number of clinical outcomes is reached, which we estimate at 3.5 years after the Week 52 timepoint.
•	FASCINIT in patients with suspected or confirmed diagnosis of MASLD/MASH: The trial is expected to evaluate the safety and efficacy of denifanstat in this population, with the primary endpoint being safety and tolerability at 52 weeks. Non-invasive biomarkers will be assessed as part of the secondary endpoints, with no liver biopsy endpoint.

The Phase 3 program is designed to comprise a minimum of 1,800 patients exposed to denifanstat and was initiated in the fourth quarter of 2024. We expect to initiate screening in the Phase 3 program in the first half of 2025.

Figure 10. Phase 3 program for denifanstat in MASH

Phase 2b FASCINATE-2 clinical trial results

In August 2021, we initiated enrollment of a randomized, placebo-controlled, double-blind Phase 2b clinical trial, FASCINATE-2, which was designed to evaluate the impact of denifanstat on MASH assessed by biopsy following 52 weeks of daily oral treatment. In September 2022, we completed full enrollment of 168 biopsy-confirmed MASH patients with F2-F3 fibrosis confirmed by liver biopsy and randomized overall 2:1 to receive 50mg of denifanstat or placebo for 52 weeks. Following 52 weeks of therapy, a second liver biopsy was obtained. A central pathologist who is unaware of the patients’ assignment to denifanstat or placebo cohorts evaluated these biopsies. Patients were followed for an additional four weeks after the biopsy for safety. In January 2024, we announced positive topline results at week 52 from our Phase 2b FASCINATE-2 clinical trial. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52, including statistically significant improvements in MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (denifanstat 36% vs. placebo 13%, p=0.0044), and ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 52% vs. placebo 20%, p=0.0003). Denifanstat-treated patients also showed statistically significant fibrosis improvement by ≥ 1 stage with no worsening of MASH (denifanstat 41% vs. placebo 18%, p=0.0102), and also showed statistical significance in fibrosis improvement as measured by an AI digital pathology-based qFibrosis assessment. Analyses of liver fat showed a greater proportion of MRI-PDFF ≥30% responders relative to placebo (denifanstat 65% vs. placebo 21%, p<0.0001).

Phase 2b FASCINATE-2 clinical trial design

Figure 11. Phase 2b FASCINATE-2 clinical trial design

The primary efficacy endpoints were histological improvement at week 52 in NAS ≥2 points (with ≥1 point improvement in ballooning or inflammation) and without worsening of fibrosis (by NASH Clinical Research Network (CRN) fibrosis score); OR resolution of steatohepatitis and no worsening of liver fibrosis (by NASH CRN fibrosis score) and ≥2 points improvement in NAS at Week 52. Resolution of steatohepatitis is defined as absence of fatty liver disease or isolated or simple steatosis without steatohepatitis and a NAS of 0 or 1 for inflammation, 0 for ballooning, and any value for steatosis. The study also had multiple secondary endpoints including fibrosis improvement without worsening of MASH and MASH resolution without worsening of fibrosis, as well as AI-based digital pathology assessment of liver biopsies.

Liver fibrosis and MASH resolution

Figure 12. Liver fibrosis and MASH resolution

Liver fibrosis is associated with prognosis in MASH. As shown in Figure 13 below, denifanstat demonstrated a decrease of 0.3 (p=0.0023) in qFibrosis Continuous Value (HistoIndex, plc) versus an increase of 0.1 in placebo at week 52. AI-based digital pathology further corroborates and expand the findings from conventional pathology.

Figure 13. Fibrosis analysis using AI-based digital pathology

Liver fat biomarker: MRI-PDFF imaging

Figure 14. Liver fat biomarkers

Treatment with denifanstat resulted in 65% (p<0.0001) of patients becoming MRI-PDFF responders compared with 21% in placebo. MRI-PDFF responders achieve ≥30% relative reduction of liver fat. A meta-analysis of several clinical trials showed that patients who experience a ≥30% relative reduction of liver fat had a 7-fold higher likelihood that the biopsied liver tissue in these responders would show a ≥2 point improvement in NAS and a 5-fold higher rate of MASH resolution. The p-value is a measure that states the probability that a comparable or better result would be produced purely by chance. Differences with a p-value of <0.05 are generally considered statistically significant, indicating a high degree of confidence that the measured result was due to administration of the drug and not due to chance.

In addition to liver fat, several inflammation/lipotoxicity, fibrosis and metabolic health biomarkers that are important to MASH were assessed.

Inflammation biomarkers

Figure 15. ALT and AST

●	ALT. Denifanstat showed a statistically significant decrease of ALT by 30.6% (p=0.03) versus 16.2% for placebo at week 52. ALT is a liver enzyme often elevated in MASH patients and indicative of hepatic inflammation and damage. Decreasing ALT levels in MASH patients has been shown to correlate with improvements in liver health.
●	AST. Denifanstat showed a statistically significant decrease of AST by 26.8% (p=0.027) versus 12% for placebo at week 52. AST is a liver enzyme often elevated in MASH patients and indicative of hepatocyte injury and is associated with fibrosis.

Fibrosis biomarkers

Figure 16. FAST score

●	FAST score. Denifanstat showed a statistically significant decrease of 0.3 (p<0.0001) versus 0.1 in placebo at week 52. The FAST score combines liver stiffness and fat content by Fibroscan® with AST, and is a validated noninvasive marker of fibrosis.

Lipid biomarkers

Figure 17. Lipid biomarkers

●	LDL-cholesterol. Denifanstat showed a decrease in LDL-cholesterol levels of 23.1 mg/dL (p>0.05), compared to a decrease of 9.1 mg/dL, with placebo at week 52 in the subset of patients with baseline LDL-c greater than 100 mg/dL. Elevated LDL-cholesterol levels are associated with increased risk of cardiovascular disease and often elevated in MASH patients.
●	Total plasma triglycerides. Denifanstat showed a statistically significant increase in polyunsaturated triglycerides of 42%, compared to a decrease of 4.0% with placebo at week 52. Polyunsaturated fatty acids are a class of fatty acids that include omega-3 and omega-6 fatty acids that have been shown to reduce the risk of cardiovascular disease.

We also assessed other laboratory values in patients in the interim cohort as described below:

●	Tripalmitin. Denifanstat decreased tripalmitin levels by 2.2 µg/mL (p=0.005) after 13 weeks of treatment. Tripalmitin is a triglyceride in which all three fatty acid chains are palmitate. We believe this reduction reflects the reduction of excess palmitate resulting from the inhibition of FASN.

Safety data

In FASCINATE-2 the safety population included all 168 subjects enrolled. As in prior clinical trials, no treatment-related SAEs were observed, and the majority of AEs were mild to moderate in nature (Grades 1 and 2). There were no Grade ≥3 treatment-related AEs. The most common treatment-related AEs by system organ class (observed in ≥5% of patients in the study) were eye disorders (denifanstat 15.2%, placebo 16.1%), gastrointestinal disorders (denifanstat 11.6%, placebo 8.9%), and skin and subcutaneous tissue disorders (denifanstat 22.3%, placebo 7.1%). The incidence of treatment emergent adverse events (TEAEs) leading to treatment discontinuation was 19.6% in the denifanstat group compared to 5.4% in placebo. None of the SAEs (denifanstat 12%, placebo 5%) were considered drug-related. Additionally, there was no evidence of drug-induced liver injury (DILI) and no deaths in the trial.

Phase 2 FASCINATE-1 clinical trial results

We completed our Phase 2 FASCINATE-1 clinical trial in 2021 and demonstrated that a once-daily, oral dose of 50mg denifanstat for 12 weeks was well tolerated and led to a statistically significant reduction in excess liver fat in patients with MASH, the study’s primary and key secondary endpoints. The 25mg dose level was also well tolerated, and led to non-statistically significant improvements in comparison to placebo. The 75mg dose level was a small, open-label, non-randomized cohort, which was not powered to show statistical significance.

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

Phase 2 FASCINATE-1 clinical trial design

Figure 18. Phase 2 FASCINATE-1 trial design

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

Liver fat biomarker: MRI-PDFF imaging

The primary endpoint of this clinical trial was the percent change in relative liver fat following 12 weeks of treatment, and was statistically significant at 50mg of denifanstat. The patients in the placebo group, on average, had a 4.5% relative increase in liver fat over 12 weeks. In contrast, there was a dose-dependent relative reduction of liver fat of 9.6% (p=0.053) in patients treated with 25mg of denifanstat and of 28.1% (p<0.01) in patients treated with 50mg.

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

Figure 19. Liver fat biomarkers. **p<0.01, *** p<0.001

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

Figure 20. MRI-PDFF images for one patient treated with 50mg denifanstat

In addition to liver fat, several inflammation/lipotoxicity, fibrosis and metabolic health biomarkers that are important to MASH were assessed in this clinical trial.

Inflammation/lipotoxicity biomarkers

Figure 21. Inflammation / lipotoxicity biomarkers. *p<0.05, **p≤0.01

●	ALT. Denifanstat showed a statistically significant decrease of ALT up to 22.3% (p<0.01) in a dose-dependent manner. Approximately one-third of the patients in each arm had abnormal ALT levels at baseline. In this subgroup, 33% of placebo patients normalized ALT post-treatment compared to 60% of the patients treated with 50mg of denifanstat.
●	CK-18(M30). Denifanstat showed a statistically significant decrease of CK-18(M30) up to 11.7% (p<0.01) in a dose-dependent manner.
●	Ceramides. Denifanstat showed a statistically significant decrease in multiple ceramides. Excess accumulation of ceramides, a type of fat often increased in MASH patients, is toxic and leads to inflammation and fibrosis. Decreasing ceramide levels likely reflects the reduction of excess palmitate and suggests an improved inflammatory environment.

Fibrosis biomarkers

Figure 22. Fibrosis biomarkers. *p<0.05

●	PRO-C3. Denifanstat showed a statistically significant decrease in PRO-C3 levels (measured by ELISA) in a dose-dependent manner. PRO-C3 levels increased in the placebo group by 8.5% and decreased in the denifanstat 50mg-treated group by 8.1% (p < 0.05).
●	ELF Score. Denifanstat showed a 0.25 decrease in ELF score compared to a decrease of 0.1 with placebo (p = ns).

Metabolic/lipid biomarkers

Figure 23. Metabolic / lipid biomarkers. *p<0.05 **p<0.01

●	LDL-cholesterol. Denifanstat showed a statistically significant decrease in LDL-cholesterol levels up to 11% (p<0.05) in a dose- dependent manner.
●	FGF-21. Denifanstat showed a statistically significant increase in FGF-21 levels up to 57% (p<0.01) in a dose-dependent manner. Over the course of the clinical trial, we also assessed other laboratory values in the patients as described below:
●	Tripalmitin. Denifanstat decreased tripalmitin levels up to 40% (p<0.0001) in a dose-dependent manner.
●	Total plasma triglycerides. There were minor elevations of triglyceride levels of 22mg/dL (p=ns) and 13mg/dL (p=ns) in the 25mg and 50mg arms, respectively. In FASCINATE-2, it was observed that the increase in triglycerides was due to a change in composition towards a beneficial polyunsaturated content in the pool of triglycerides.
●	Total and HDL cholesterol. Denifanstat decreased total cholesterol levels up to 5.1% (p<0.05) and HDL-cholesterol up to 4.4% (p<0.01) in a dose dependent manner. The ratio of total-cholesterol and HDL-cholesterol (4.4-4.6) did not change in any arm in the clinical trial during 12 weeks of treatment suggesting that the reduction of HDL-cholesterol was indicative of lowered total-cholesterol levels in the blood.

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

Safety data

Figure 24. FASCINATE-1 safety summary

Denifanstat was considered well tolerated in the Phase 2 FASCINATE-1 trial at the 25mg and 50mg dose levels, with AEs that were mostly mild and similar among the cohorts. Safety data were collected from all 99 patients, of whom 68 were treated with denifanstat. Overall, 62 (63%) patients experienced at least one TEAE, all of which were assessed by the investigator as Grade 1 or mild except one incidence of Grade 2 urinary tract infection, one incidence of Grade 2 increased appetite at 25mg, and one incidence of Grade 2 shortness of breath at 50mg. All three of these Grade 2 TEAEs resolved without dose adjustment. No denifanstat-related SAEs occurred in any dose group. Overall, the most common TEAEs, regardless of drug-relatedness, among denifanstat-treated patients included headache (six patients; 9%), peripheral edema, rash, and upper respiratory tract infection (four patients; 6%); bronchitis, diarrhea, nausea, and urinary tract infection (four patients; 6%); and hypertriglyceridemia (noted as unrelated to treatment; two patients; 5.7%). Two (3%) patients discontinued denifanstat due to a TEAE: (1) mild eye allergy on day two of the clinical trial and (2) mild conjunctivitis. Both events occurred at the 25mg dose and resolved following discontinuation. No discontinuations for a TEAE were observed in the 50mg dose cohort.

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

In the 75mg open-label cohort of 13 patients, there was an increased incidence of TEAEs compared to U.S. patients who received 25mg or 50mg, 23% of TEAES were Grade 1 and 46% of TEAES were Grade 2, including four cases of dry skin (30.8%, including possible PPE syndrome), five cases of dry eye (38.5%) and four cases of hair thinning (30.8%). Hair thinning was not observed in the 25mg or 50mg cohorts. The 75mg cohort had an overall discontinuation rate of 46.2% (N=6) due to AEs. Four patients discontinued treatment due to more than one on-target AE; hair thinning (N=4; 30.8%), dry skin (N=4; 30.8%, including possible PPE syndrome), dry eye (N=2; 15.4%). Two patients (15.4%) discontinued due to one or more AEs of headache, lower abdominal pain, constipation, and diarrhea. All TEAEs were Grades 1 or 2, and there were no SAEs. While the 75mg dose demonstrated clinical activity, the adverse effects, which were reversible, were not balanced by the clinical activity observed. As such, this dose level was not pursued in the Phase 2b FASCINATE-2 trial.

The results from the Phase 2 FASCINATE-1 trial showed that a once-daily, oral dose of 25mg or 50mg of denifanstat for 12 weeks was well tolerated and led to rapid and robust reduction in excess liver fat in patients with MASH, which was statistically significant in the 50mg cohort, in a dose-dependent manner. Additionally, these data showed improvements across steatosis, inflammation/lipotoxicity and fibrosis biomarkers associated with MASH and multiple biomarkers of metabolic health. Based on the results, we elected to use the once-daily, oral 50mg dose in the Phase 2b FASCINATE-2 trial.

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

Figure 25. Inhibition of liver fat synthesis in Phase 1 DNL trial

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

Phase 1 open-label study in subjects with hepatic impairment

In March 2024, we announced completion of our Phase 1, open-label, pharmacokinetic study of denifanstat in subjects with mild, moderate, or severe hepatic impairment compared to subjects with normal hepatic function.

This Phase 1 hepatic impairment study was designed to test the safety and pharmacokinetics of FASN inhibitor denifanstat in subjects with hepatic impairment, a typical requirement as the ongoing development program in MASH. This was a non-randomized parallel group study. 38 subjects were enrolled and completed the study. The study population comprised 8 subjects in each category of mild, moderate or severe hepatic impairment, and 14 healthy subjects with normal hepatic function demographically matched to the hepatic impaired subjects for age, body weight and gender. Subjects received oral denifanstat 50mg a day for 4 days. Denifanstat was generally well-tolerated, and no safety signals were reported. The pharmacokinetic results from the study demonstrated that denifanstat can be studied with patients with F4 fibrosis.

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

Fibrosis—FASN inhibition directly reduced activation and fibrogenic activity of human hepatic stellate cells (HSCs).   HSCs are the main cell type responsible for fibrosis and the deposition of scar tissue in the liver. HSCs need the DNL pathway to become activated to accomplish fibrogenic activity, which leads to production of fibrotic scar. In the human HSC cell line LX-2, FASN inhibitor decreased expression of several fibrogenic genes, as seen below. This includes the genes encoding collagen 1α1, αSMA, two important markers of HSC activation and pro-fibrogenic activity. The protein levels of collagen 1α1 and SMA were also decreased by FASN inhibitor treatment. These results provide mechanistic evidence that FASN inhibition can directly reduce fibrogenic activity in HSCs. We believe that this would be expected to reduce fibrosis. In more complex disease models such as mice with MASH, decreased expression of fibrogenic markers was also observed after FASN inhibitor treatment.

Figure 26. Expression of fibrogenic genes
in a human stellate cell line. *p<0.01, **p<0.05, ****p<0.0001

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

Disease models—in vivo activity in MASH

We evaluated the effect of FASN inhibitors in three different mouse models of MASH spanning the spectrum of disease severity: a prevention model, a therapeutic model with diet-induced MASH, and a therapeutic model with diet-induced MASH and advanced fibrosis and tumor formation (FAT-MASH) and also in a MASH model with atherosclerosis. The results showed that FASN inhibition alleviated established features of MASH. For mouse models, we used a surrogate FASN inhibitor TVB-3664 for these experiments due to its improved pharmacokinetics in mice. TVB-3664 has a chemical structure highly related to denifanstat and inhibited FASN with similar potency.

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

Figure 27. FASN inhibitor decreased liver fibrosis in mouse model of MASH. * p<0.05

FASN inhibition reduced atherosclerosis development in the LDL receptor knockout mouse model of diet-induced MASH with dyslipidemia (a therapeutic model).  This MASH model incorporates features of human atherosclerosis. Mice were administered a fast-food diet for 18 weeks to allow development of dyslipidemia, atherosclerosis, and features of MASH including steatohepatitis and liver fibrosis, before FASN inhibitor treatment was initiated at that point in time for 10 additional weeks, while the mice continued the same diet. After treatment with the FASN inhibitor, a reduction in circulating cholesterol and triglycerides was apparent. Histology analysis showed that FASN inhibitor treatment reduced the total atherosclerotic lesion area per cross-section of aortic root. This was accompanied by reduction in several circulating inflammatory markers associated with atherosclerosis such as CCL4 and CXCL2.  Liver histology steatosis inflammation and fibrosis also improved with FASN inhibitor treatment. These results show the potential cardiovascular and liver impacts of treatment with a FASN inhibitor, and are consistent with the decreased LDL cholesterol observed with denifanstat versus placebo in FASCINATE-1 and FASCINATE-2 clinical studies in MASH.

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

Figure 28. Precision medicine strategy

Drug response biomarkers

Pharmacodynamic (PD) biomarkers are drug response markers and provide evidence that a drug has modulated its target. This is important to test in clinical trials because lack of sufficient target modulation can cause lack of clinical activity. Over the past several years, we identified tripalmitin as a PD biomarker for FASN inhibition in several clinical trials and developed a reliable assay to measure serum tripalmitin in patients. Tripalmitin is a triglyceride with palmitate, a fatty acid produced by FASN, at each of the acyl moieties; therefore, a decrease of tripalmitin confirms FASN inhibition. In the Phase 2b FASCINATE-2 clinical trial, at 50mg denifanstat, tripalmitin showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

Figure 29. Tripalmitin levels at 4 and 13 weeks of dosing in Phase 2b FASCINATE-2

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

This program includes two distinct technical approaches, both using blood samples to identify biomarkers or biomarker panels that may predict clinical response to denifanstat: metabolomic profiling to measure metabolic state, and SNP profiling to incorporate genetic markers associated with metabolic disease. We have identified a preliminary biomarker signature (termed Sig-A) that predicts liver fat response to denifanstat. We measured the metabolomic profile of patients in our FASCINATE-1 clinical trial by examining approximately 470 metabolites in blood samples collected before treatment, and plan to conduct a similar process with respect to patient data collected in the FASCINATE-2 clinical trial. Machine learning algorithms will be applied to identify biomarker panels of response.

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

For example, we have evaluated a GLP-1 agonist in a preclinical mouse combination study. In November 2023, at the 7th Obesity and NASH Drug Development Summit, we presented the results of a study assessing treatment with FASN inhibitor alone, semaglutide alone, or combination of FASN inhibitor with semaglutide for 12 weeks in a MASH mouse model. FASN inhibitor or semaglutide alone improved NAS and decreased several biomarkers associated with MASH. Only the FASN inhibitor, but not semaglutide, showed significant reduction of liver fibrosis by a digital AI pathology assessment. FASN inhibitor and semaglutide in combination showed further histological improvement of NAS and liver fibrosis compared to treatment with FASN inhibitor alone or semaglutide alone. In addition, data from the Phase 2b FASCINATE-2 trial in a small subset of patients on a stable GLP-1 dose showed a statistically significant superior response in liver fibrosis improvement by more than one stage without worsening of MASH when patients received denifanstat in addition to GLP-1 therapy, versus with placebo. We believe such data support further clinical evaluation of denifanstat and GLP-1 combination therapy for MASH.

We are also interested in a combination with THRß agonists. THRß agonists do not act directly on hepatic stellate cells. Therefore, any improvement in fibrosis by THRß agonists is likely to be indirect. We have tested a combination of a FASN inhibitor and a THRß agonist in two in vivo preclinical MASH models, and the combination demonstrated an improved clinical activity in both models. Therefore, the complementary mechanisms of denifanstat (inhibiting fat synthesis) and THRß (increasing fat removal) might further normalize liver fat in MASH patients and might improve clinical activity on fibrosis endpoints.

We may conduct exploratory clinical trials with relatively short durations to evaluate combinations of denifanstat and other complementary mechanisms. These trials will allow us to evaluate potential improvements in non-invasive biomarkers directly in MASH patients and select combinations for further development.

Additional MASH indications

Cirrhotic MASH.   According to a study published in 2022, when MASH is left unchecked, over time approximately 10%-20% of patients with MASH will progress to liver cirrhosis (histological stage F4). Once cirrhosis has developed, the risk of developing a major complication of is 17%, 23%, and 52% at one, three, and 10 years, respectively. The survival of patients with MASH cirrhosis falls markedly once decompensation occurs, with a median survival of approximately two years. Conversely, histological regression of cirrhosis has been shown to reduce the risk of cirrhosis-related complications by 6-fold. A recent randomized, placebo-controlled Phase 2b clinical trial conducted by a third-party demonstrated that a FGF21 analog administered for 96 weeks in patients with cirrhosis due to MASH was statistically significantly better than placebo at regressing fibrosis. In the Phase 2b FASCINATE-2 trial, denifanstat showed a statistically significant decrease in progression to cirrhosis (F4), which supports potential development of denifanstat in patients with cirrhosis.

Pediatric MASH.   According to a study published in 2022, MASH is the most common form of liver disease in children; approximately 10% of children in the United States have MASLD, MASH was observed in 23% of children with MASLD, and 15% have F2-F3 fibrosis. We intend to submit plans to regulatory authorities for the development of denifanstat in pediatric MASH patients. We also plan to conduct toxicology studies in juvenile animals. The information provided could enable the design of a Phase 2 clinical trial in pediatric patients with MASH.

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

Denifanstat is an advanced, selective FASN inhibitor in clinical-stage development and has been shown to block the enzyme’s activity in humans and has been administered to over 740 people since 2013. This set of attributes uniquely affords us the ability to investigate several diseases where FASN treatment may have therapeutic benefits for patients. In March 2025, we announced the clearance of our IND application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025.

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

Figure 30. FASN role in acne

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

In December 2023, Ascletis Pharma announced the initiation of a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial to evaluate the safety and efficacy of denifanstat for the treatment of moderate to severe acne vulgaris in 480 patients in China. In January 2024, Ascletis Pharma announced the dosing of the first patient in this trial and in November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025. The patients were randomized into one active treatment arm and one placebo control arm at the ratio of 1:1 to receive 50mg of denifanstat or placebo orally, once daily for 12 weeks. The co-primary efficacy endpoints are: proportion of subjects achieving treatment success at week 12, percentage change from baseline in total lesion count and percentage change from baseline in ILC at week 12. Based on Ascletis Pharma’s reported Phase 2 results and ongoing Phase 3 clinical development of denifanstat in acne, we are planning to move forward with our own acne program. In March 2025, we announced the clearance of our IND application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025.

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

The following diagram depicts the role of FASN in the molecular mechanisms associated with cancer:

Figure 31. FASN role in molecular mechanisms associated with cancer. i) FASN derived lipids play a structural role in membranes to avoid oxidative stress, and create lipid rafts for oncogenic signaling (for example in KRASM or Androgen receptor signaling). This also contributes to resistance to targeted therapies ii) Palmitate itself (the immediate product of FASN) covalently modifies critical oncogenes to allow them to localize in membranes and function properly (for example KRAS4A). iii) FASN derived lipids are important to create lipid rafts that anchor receptor tyrosine kinases appropriately in the plasma membrane for signaling, and the MET tyrosine kinase is one example of this class.

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

Oncology—identification of FASN-dependent tumor types

(i) Non-small cell lung cancer (NSCLC) with KRAS mutations: KRAS mutations are among the most common mutant driver genes in NSCLC tumors and these patients have a poor prognosis. KRASM signaling depends on FASN and also depends on reactive oxygen species to maintain its pathogenic nature and high proliferation. Introduction of the KRAS mutation into a NSCLC adenocarcinoma induces the cancer cell to be highly dependent on FASN for proliferation and survival. We have generated preclinical and clinical results that demonstrate the potential of FASN inhibitors for the treatment of NSCLC KRASM, as follows:

●	In preclinical screening of a large panel of cancer lines for drug sensitivity, we observed that treatment of NSCLC KRASM cells with FASN inhibitor resulted in cell death, whereas KRAS wild type (KRASWT) are less sensitive. Similar findings were made in mouse models.
●	The mechanism that underpins FASN-dependence has recently been demonstrated in published studies using models of human cancer; KRASM tumors hijack the FASN pathway to make membrane lipids that are enriched for saturated or mono-unsaturated triglycerides. These membranes are more robust and resistant to oxygen free radicals that KRASM creates. FASN inhibition disrupts this protective circuit meaning that cancer cells need to use poly unsaturated oxidation-prone fatty acids, which leads to stress induced cell death.
●	In our Phase 1 clinical trial in patients with solid tumors (described below), patients with NSCLC KRASM tumors treated with denifanstat exhibited stable disease significantly longer than NSCLC patients who did not have a KRAS mutation. The median time to disease progression was 22 weeks for KRASM versus five weeks for KRASWT (p<0.02, one sided ANOVA). We believe these clinical results with denifanstat validate the preclinical finding that KRASM is FASN-dependent.
●	Preclinical combination studies of one of our FASN inhibitors plus a marketed KRASM G12C inhibitor, adagrasib, further decreased the growth of NSCLC KRASM tumors compared to either agent alone.

A combination of a FASN inhibitor with a KRAS inhibitor has shown positive results in a preclinical study, and such combination could potentially be taken into a Phase 2 study.

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

●	Treatment of a mouse HCC MET-hi, PTEN-lo model with FASN inhibitor plus the standard of care kinase inhibitor cabozantinib triggered regression of HCC tumors. In addition, FASN inhibitor therapy combined with either cabozantinib or sorafenib, a second standard of care kinase inhibitor, improved the in vivo activity for c-MYC driven HCC.
●	We have collaborated with an academic institution to profile samples from HCC patients and the results generated are consistent with the preclinical combination results with a kinase inhibitor.
●	We have also shown in preclinical models that FASN inhibitor treatment of mice with HCC that develops after MASH significantly reduces the tumor burden compared to untreated mice. MASH-related HCC is an area that we will explore in bioinformatics analysis.
●	A combination of a FASN inhibitor and a kinase inhibitor could potentially be taken into a Phase 2 study.

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

●	Results in preclinical models from our collaborator have shown that FASN inhibition can decrease the levels of resistance markers. Combination of FASN inhibitor with enzalutamide had a better anti-tumor effect than either agent alone. These results provide a strong mechanistic basis for conducting a clinical trial combining a FASN inhibitor with an AR inhibitor. Our collaborators at Weill Cornell are conducting an Investigator Sponsored Study in men with metastatic castration resistant prostate cancer to explore this combination. The results of this Phase 1 study are expected in Q4 2025.

Oncology—glioblastoma

GBM is a disease of high unmet need. High FASN expression has been observed in glioblastoma tumors and may be associated with resistance to agents such as bevacizumab.

A Phase 2 investigator sponsored clinical trial was conducted in glioblastoma patients (Grade 4 astrocytoma) by Dr. Andrew Brenner from the University of Texas, San Antonio. In this trial, 25 bevacizumab naïve patients in their first relapse were treated with denifanstat (100mg/m2 once daily) plus bevacizumab (10mg/kg once every 2 weeks). The overall response rate was 56% (complete response 17%, partial response 39%) and six-month progression free survival was 31.4%. This represents a statistically significant improvement in six-month progression free survival over historical bevacizumab monotherapy such as the BELOB study 16% (p<0.01) and met the primary study endpoint. The observed six-month overall survival was 68%, with survival not reaching significance by log rank test (p=0.56). The most frequently reported AEs were PPE syndrome, hypertension, mucositis, dry eye, fatigue and skin infection. Most were Grade 1 or 2 in intensity. Based on these results, Ascletis Pharma initiated in early 2022 a Phase 3 registrational trial in China in patients with recurrent GBM. In September 2023, Ascletis Pharma announced the enrollment of 120 recurrent GBM patients. If the results of this study are positive, we will explore with regulatory authorities initiating our own registrational trial with denifanstat for the treatment of recurrent GBM.

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

Figure 32. Time to progression in Phase 1 oncology trial

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

TVB-3567.   In addition to our lead drug candidate, we have completed IND-enabling studies with a second selective FASN inhibitor designated as TVB-3567. This compound also showed potent FASN inhibitory activity based on inhibition of palmitate synthesis in human, rat, mouse, and dog cell lines; a single dose of TVB-3567 inhibited palmitate synthesis in a rat model. These studies include the standard suite of IND-enabling, GLP-compliant safety pharmacology and genotoxicity studies, and GLP-compliant general toxicology studies of up to four weeks treatment duration in rats and dogs. In March 2025, we announced the clearance of our IND application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Accordingly, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than our drug candidates. For example, in March 2024, Madrigal Pharmaceuticals, Inc. (Madrigal) announced that the FDA approved Rezdiffra™ (resmetirom) for the treatment of MASH in patients with moderate to advanced liver fibrosis. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions, including 89bio, Inc., Akero Therapeutics, Inc., Altimmune, Inc., AstraZeneca, Boston Pharmaceuticals, Boehringer Ingelheim and Zealand Pharma, Eli Lilly and Company, Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., GSK plc, Inventiva S.A., Madrigal Pharmaceuticals, Inc., Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., and Zydus Therapeutics Inc. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe that the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety and tolerability profile, convenience of dosing, price, the level of generic competition and reimbursement.

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

License agreement with Ascletis

In January 2019, we entered into a license agreement with Ascletis, a subsidiary of Ascletis Pharma, a biotechnology company incorporated in the Cayman Islands and headquartered in Hangzhou, China. The license agreement became effective in February 2019 in connection with the first closing of our Series E financing, which was led by Ascletis and its affiliates through a subsidiary. Under the license agreement, we granted Ascletis an exclusive, royalty-bearing, sub-licensable license under our know-how and patents to develop, manufacture, and commercialize denifanstat and products containing denifanstat-related compounds in the People’s Republic of China, Hong Kong, Macau and Taiwan (referred to herein as Greater China or the Territory). We retained certain manufacturing rights in Greater China and the right to practice our intellectual property in Greater China as necessary to perform our obligations under the license agreement. Ascletis granted us a non-exclusive, sublicensable, royalty-free license under certain intellectual property of Ascletis to develop, manufacture, and commercialize denifanstat and products containing denifanstat-related compounds outside Greater China.

Under the license agreement, we conducted all development activities in connection with the Phase 2 FASCINATE-1 clinical trial in the United States and Greater China at our sole expense, except for certain in-kind contributions by Ascletis in Greater China. Ascletis is solely responsible at its sole expense for conducting development activities in connection with obtaining and maintaining regulatory approvals for denifanstat in Greater China. Ascletis will solely own all regulatory filings and approvals in Greater China other than those regulatory filings jointly applied for in connection with the Phase 2 FASCINATE-1 clinical trial. Further, during the term of the license agreement, each party agreed not to develop, manufacture or commercialize any FASN inhibitors outside the scope of the license agreement in Greater China.

We are eligible to receive development and commercial milestone payments from Ascletis in aggregate of up to $122.0 million. In July 2023, we recognized $2.0 million of revenue related to a development milestone triggered by the initial dosing of a Phase 3 trial for recurrent GBM, of which $1.7 million was received from Ascletis in August 2023, net of applicable taxes, which are recorded in general and administrative expense in the statement of operations and comprehensive loss.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to rely, upon third-party CMOs for the manufacture of any drug candidates that we may develop for larger-scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved. Our contracted CMOs have manufactured several lots, each one yielding multiple kilograms of drug, and have manufactured the clinical trial materials in both capsule and tablet form. To date, we have relied on three CMOs based in the United States and China to produce denifanstat drug substance and two CMOs in the United States and China, as well as our license partner, Ascletis, to produce denifanstat drug product. We will need to manufacture additional material to support completion of late-stage studies such as Phase 3 trials. Under the terms of our license agreement with Ascletis, we cannot source drug substance from within Greater China, but we are not restricted outside of Greater China.

We currently rely on several manufacturers for the production of raw materials, APIs, and the finished products of denifanstat and TVB-3567, and we believe that there are multiple sources for all raw materials employed in the manufacturing of our drug substance and drug product, and we believe that several CMOs are able to manufacture lots as needed.

There are extensive regulations that govern the manufacturing of biopharmaceutical products, and the third-party manufacturing organizations we work with are required to adhere to these. Our CMOs are required to manufacture our drug candidates under cGMP requirements and applicable laws and regulations.

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

As of December 31, 2024, we owned and/or had control of 12 U.S. patents, 147 issued foreign patents, which includes European patents that have been validated in various European countries, four pending non-provisional U.S. patent applications, four pending U.S. provisional patent applications, two pending international PCT applications, and 17 pending foreign patent applications.

With regard to denifanstat, as of December 31, 2024, we owned one issued U.S. patent with composition of matter and pharmaceutical composition claims directed to denifanstat. The issued U.S. patent is expected to expire in 2032, without taking any potential patent term extension (PTE) into account. In addition, we own and/or have control of patents that have been granted in various jurisdictions including Australia, Argentina, Brazil, countries across Europe, Canada, Eurasia, Hong Kong, Japan, China, South Korea, India, Israel, Macau, Mexico, New Zealand, Taiwan, and South Africa, which are expected to expire in 2032, without taking potential PTEs or other forms of extension into account. We also own three issued U.S. patents with claims directed to methods of using denifanstat and combinations of denifanstat with additional agents. The issued U.S. patents are expected to expire in 2035 and 2036, without taking a potential PTE into account. Specifically, U.S. Patent No. 10,363,249, which is expected to expire in 2035, issued with claims directed to a method of treating a taxane-resistant tumor or cancer comprising administering a combination of denifanstat and a taxane. U.S. Patent No. 10,189,822, which is expected to expire in 2036, issued with claims directed to a method of treating various types of cancers (mantle cell lymphoma, chronic myelogenous leukemia, sarcoma; endometrial tumors, non-small cell lung carcinoma, gastric carcinomas, hepatocellular tumors, and head and neck cancer) comprising administering denifanstat, or a combination of denifanstat with additional agents. U.S. Patent No. 11,034,690, which is expected to expire in 2036, issued with claims directed to methods of treating MASH, formerly referred to as NASH, MASLD, formerly referred to as NAFLD, liver cirrhosis and liver fibrosis comprising administering denifanstat. In addition we own and/or have control of patents with claims directed to methods of using denifanstat, and/or methods of using combinations of denifanstat with additional agents, in China, Japan, various countries across Europe, South Korea, Israel, New Zealand, and Russia, which are expected to expire in 2035, 2036 and/or 2037. We also own and/or have control of at least 12 pending applications in jurisdictions including Australia, China, Canada, Europe, Hong Kong, Japan, South Korea, Singapore, and South Africa, which, if issued, are expected to expire in 2036 and/or 2037, without taking potential PTEs into account.

With regard to TVB-3567, as of December 31, 2024, we owned one issued U.S. patent with composition of matter claims, as well as claims directed to methods of using TVB-3567 to treat various types of cancer. The issued U.S. Patent No. 9,994,550 is expected to expire in 2035, without taking a potential PTE into account. In addition, we own and/or have control of patents that have been granted in Australia, Brazil, Canada, South Africa, Japan, South Korea, China, Hong Kong, Macau, Israel, India, Singapore, New Zealand, Russia, Mexico, and various countries across Europe, which are expected to expire in 2035, without taking potential term extensions into account. We also own and/or have control of granted patents in China, Israel, South Korea and New Zealand, which are expected to expire in 2037, without taking potential PTEs into account, and 12 pending patent applications in Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, Singapore and South Africa, which, if issued, are expected to expire in 2037 (2036 in the United States), without taking potential PTEs into account.

With respect to claims specifically directed to the treatment of MASH, formerly referred to as NASH, as of December 31, 2024, we owned U.S. Patent No. 11,034,690, which is expected to expire in 2036, without taking potential term extensions into account. In addition, we own and/or have control of patents that have been granted in Israel, South Korea, China, and New Zealand which are expected to expire in 2037, without taking potential term extensions into account. We also own and/or have control of 11 applications pending in the U.S., Australia, Canada, Europe, China, Hong Kong, Japan, South Korea, Singapore, and South Africa, that disclose chemical genera encompassing denifanstat and TVB-3567 for the treatment of MASH, formerly referred to as NASH. Any patents issuing from these applications are expected to expire in 2037 (2036 in the United States), without taking potential PTEs into account.

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

Government regulation and product approval

As a pharmaceutical company that operates in the United States, and in foreign countries, we are subject to extensive regulation. Government authorities in the United States (at the federal, state, and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products such as those we are developing. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States, and by the appropriate foreign regulatory authority before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union (EU) are addressed in a centralized way, but country-specific regulation remains essential in many respects.

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

Additionally, drug candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing confirmatory clinical studies which must be conducted with due diligence to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Report Act of 2022 (FDORA), the FDA may require that such confirmatory studies be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required confirmatory studies or if such studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of all advertising and promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

After a companion diagnostic device is cleared or approved, it is subject to applicable post-marketing requirements including the FDA’s Quality System Regulation (QSR), adverse event reporting, recalls and corrections, and product marketing requirements. Device manufacturers must register and list their devices with the FDA. Applicable portions of the QSR may include the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Companion and complementary diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the facilities for compliance with regulatory requirements. In January 2024, FDA announced its intention to initiate the reclassification process for most in vitro diagnostics. Further, FDA indicated that it will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices.

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

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP), which, effective January 1, 2024, is eliminated as a result of the American Rescue Plan Act of 2021;

●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 (the Tax Act) included a provision repealing, effective January 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, effective January 2020, the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 2021, the health insurer tax were eliminated. In June 2021, in a case involving individual mandate, the U.S. Supreme Court ruled that certain challengers to the ACA lacked standing and upheld the ACA. In February 2021, the executive branch withdrew the federal government’s support for overturning the Affordable Care Act and issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how any future litigation, and the healthcare reform measures of the current executive administration, will impact the Affordable Care Act.

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

Multiple executive orders have also been issued that have sought to reduce prescription drug costs. In addition, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights that would be voluntary for federal government agencies to follow when deciding whether to exercise march-in rights and which for the first time includes the price of a product as a factor a federal government agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether the federal government will actually exercise such march-in rights in connection with pharmaceutical products or whether any such exercise will be subject to judicial review or challenge. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, both the current administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, U.S. state laws govern the privacy and security of personal data, many of which differ from each other in significant ways and may be subject to different interpretations, thus complicating our compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals. The CCPA provides for administrative fines of up to $7,500 per violation, as well as a private right of action for individuals affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (CPRA) expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Numerous other states have also passed or proposed similarly comprehensive privacy laws. These state laws and the CCPA provide individuals with certain rights concerning their personal data, including the right to access, correct, or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. New privacy legislation will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. In particular, the existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security, including the European Union’s General Data Protection Regulations (EU GDPR) and the United Kingdom’s GDPR (UK GDPR, and together with the EU GDPR, referred to as GDPR). The GDPR applies to any company established in the European Economic Area (EEA) or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior.

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

Clinical trials in the EU

Similar to the United States, the various phases of preclinical and clinical research in the European Union (EU) are subject to significant regulatory controls.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and ethics committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials in their territory.

The transitory provisions of the CTR provide that by January 31, 2025, all ongoing trials will become subject to the provisions of the CTR. All new clinical trial authorization applications in the EU must now be made under the CTR.

In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

EU review and approval process

In the EU, medicinal products can only be commercialized after a marketing authorization (MA), has been granted. To obtain an MA for a medicinal product, an applicant must submit a marketing authorization application (MAA) either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for: (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) (gene therapy, somatic-cell therapy and tissue engineered medicines), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of public health at the EU level, authorization through the centralized procedure is optional.

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

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures—Human (CMDh), for review. If the CMDh cannot resolve the matter, the reference EU Member State may bring the matter to the CHMP for arbitration.

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

An MA in the EU has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

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

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once such conditions have been fulfilled, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

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

Manufacturing regulation in the EU

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. MA holders and/or manufacturing and import authorization (MIA) holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of any manufacturing authorization, in the event of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

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

Pediatric development

In the EU, Regulation (EC) No 1901/2006 provides that all marketing authorization applications for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP), agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which an MA is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (SPC), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires. The incentive in the case of orphan medicinal products is that a two-year extension of orphan market exclusivity may be available.

Orphan designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

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

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA or accept an application to extend an MA and the European Commission cannot grant an MA, in each case for a similar medicinal product for the same indication for such ten year period. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year exclusivity period if: (i) the MA holder for the authorized orphan product consents to a second medicinal product application, (ii) the manufacturer of the authorized orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) the second applicant can establish that its product, although similar to an authorized orphan product, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Clinical trial data disclosure

Many jurisdictions have mandatory clinical trial information obligations incumbent on sponsors. In the EU, transparency requirements relating to clinical trial information are established in the CTR. The CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information; necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report; or necessary to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the EMA and are determined based on the documents and the categorization of the clinical trial. In addition, sponsors of clinical trials may apply for deferral of publication of certain documents at the time of submission of the initial clinical trial application. The application for deferral of publication should be based on justified grounds and include a reasoned proposed deferral period. Applications for deferral of publication are subject to the approval of concerned EU Member States.

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

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal drug candidate to currently available therapies. This Health Technology Assessment (HTA) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) was adopted in December 2021 and became applicable on January 12, 2025. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including by introducing joint clinical assessments of new medicinal products. The new rules under the HTA Regulation will be introduced in stages, with joint clinical assessments initially applying to new cancer medicines or advanced therapy medicinal products, and ultimately being extended to all medicinal products authorized under the EU centralized procedure.

Regulation of Companion Diagnostics in the EU

In the EU, companion diagnostics are considered to be in vitro diagnostic medical devices (IVDs) and are governed by Regulation 2017/746 (IVDR), which entered into application in May 2022, repealing and replacing Directive 98/79/EC. The IVDR defines companion diagnostics as a device that is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product.

The IVDR regulates the placing on the market, the general safety and performance requirements, the conformity assessment procedures, CE-marking and registration obligations for manufacturers and devices, as well as the vigilance and post-market surveillance requirements related to such products. IVDs, including companion diagnostics, must conform with the general safety and performance requirements (GSPR) of the IVDR. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, the manufacturer must conduct a conformity assessment procedure.

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

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Regulatory Framework in the United Kingdom

The United Kingdom formally left the EU on January 31, 2020. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement (TCA), which has been fully applicable since May 2021. The TCA primarily focuses on ensuring free trade between the European Union and the United Kingdom in relation to goods, including medicinal products, and includes the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the Medicines and Healthcare products Regulatory Agency (MHRA) the UK medicines regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a UK MA

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

The MHRA has also been updating various aspects of the regulatory regime for medicinal products in the United Kingdom. These include: introducing the Innovative Licensing and Access Procedure to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day objective for assessing applications for MAs in the United Kingdom and a rolling review process for MA applications (rather than a consolidated full dossier submission).

Orphan designation in the United Kingdom is, unlike in the EU, not available pre-marketing authorization. Applications for orphan designation are made at the same time as an application for an MA. The criteria to be granted an orphan medicinal product designation are essentially identical to those in the EU but based on the prevalence of the condition in the United Kingdom.

The existing UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation). However, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such Regulations are expected to come into force in early 2026

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and human capital resources

As of December 31, 2024, we had a total of 14 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development as well as certain general and administrative functions. We are not a party to any collective bargaining agreements.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent development, compensation and retention—We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We provide a competitive benefits package designed to attract and retain a skilled and diverse workforce. We also offer employees a 401(k) plan.
●	Health and safety—Employee health and safety in the workplace is one of our core values. One of the ways in which we support the health and safety of our employees includes a generous health insurance program.
●	Inclusion and diversity—We are committed to efforts to increase diversity and foster an inclusive work environment that supports our workforce. We are an equal opportunity employer and strictly prohibit and do not tolerate discrimination against employees, including based on race, creed, color, religion, national origin, citizenship status, age, gender, military and veteran status and sexual orientation. We also prohibit any form of harassment or abuse in the workplace.

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

Item 1A. Risk Factors

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

Risk Factors Summary

●	We have incurred significant operating losses since our inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, be able to sustain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Currently our business depends on the success of our lead drug candidate, denifanstat, which is still in clinical development. If we are unable to obtain regulatory approval for or successfully commercialize denifanstat, our business will be materially harmed.
●	If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If clinical trials or regulatory approval processes for our drug candidates are prolonged, delayed or suspended, we may be unable to seek regulatory approval for and commercialize our drug candidates on a timely basis, which would require us to incur additional costs and substantially harm our business.
●	We may not be successful in our efforts to expand our pipeline, including by identifying additional indications for which to investigate denifanstat in the future. We may expend our limited resources to pursue a particular indication or formulation for denifanstat and fail to capitalize on drug candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
●	We have conducted, are currently conducting, and may in the future conduct clinical trials for our drug candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
●	Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We intend to develop certain of our drug candidates in combination with other approved and investigational therapies, which exposes us to additional risks.
●	If we or third parties are unable to successfully develop technologies or establish tests for biomarkers that enable patient selection or monitoring for drug responses, or if we experience significant delays in doing so, we may not realize the full commercial potential of our drug candidates.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
●	Obtaining and maintaining regulatory approval for a drug candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that drug candidate in other jurisdictions.
●	We may not be able to file INDs or IND amendments, or comparable foreign applications, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed.
●	Use of denifanstat or any future drug candidates could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.
●	Although we have received Breakthrough Therapy designation for denifanstat, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood of receiving marketing approval in the United States.

●	We have received Fast Track designation for denifanstat for MASH and may seek such designation for our other drug candidates or for other indications, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.
●	Our drug candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.
●	Our industry is highly competitive, and our drug candidates may become obsolete.
●	We may attempt to seek approval from the FDA for one or more of our drug candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.
●	Our employees, contractors and partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	If we fail to develop and commercialize other drug candidates, we may be unable to grow our business.
●	If we are unable to successfully validate, develop and obtain regulatory approval for diagnostic tests for certain of our drug candidates that would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.
●	We may engage in strategic transactions that could increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, subject us to other risks, adversely affect our liquidity, increase our expenses and present significant distractions to our management.
●	If we are unable to obtain, maintain and enforce sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We have licensed rights to denifanstat to Ascletis, for a territory that we refer to as “Greater China” throughout this Annual Report. Under the license agreement, Ascletis controls certain product development efforts in its territory, including conduct of clinical trials, which could have an impact on our clinical development programs.
●	We rely on third parties to conduct our clinical trials of our drug candidates and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our drug candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We have relied on, and we expect to continue to rely on, third-party manufacturers to produce our drug candidates. Our manufacturers may experience manufacturing difficulties due to the ongoing effects of inflationary pressures, resource constraints, labor disputes or unstable political environments, which could delay the completion of our clinical trials, increase the costs associated with maintaining clinical trial programs and, significantly impact our ability to develop, obtain regulatory approval for, or market denifanstat and any future drug candidates.
●	We currently have no marketing and sales organization and have no organizational experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell denifanstat and any future drug candidates, we may not be able to generate product revenues.
●	A drug candidate may not achieve adequate market acceptance among physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
●	Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Risks related to our business

We have incurred significant operating losses since our inception, and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, be able to sustain profitability.

We have incurred significant operating losses since our inception, and we expect to incur significant operating losses for the foreseeable future as we continue our clinical trials and development programs for denifanstat and other future drug candidates. Our net losses were $45.6 million and $27.9 million for the years ended December 31, 2024 and 2023, respectively. We had cash, cash equivalents and marketable securities of $158.7 million and $94.9 million as of December 31, 2024, and 2023, respectively. In the future, we intend to continue to conduct research and development, preclinical and clinical testing, regulatory compliance and, if denifanstat or other future drug candidates are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in the incurrence of further significant operating losses for the foreseeable future.

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

Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of denifanstat or any other drug candidate we develop. If we are required by the FDA, or any comparable foreign regulatory authority to perform clinical trials or preclinical studies in addition to those that we currently anticipate, our expenses could increase. In addition, if we obtain regulatory approval to market denifanstat or any other drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Other unanticipated costs may also arise.

Since our initial public offering of Series A common stock in July 2023 (IPO), we also have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will continue to need to obtain substantial additional funding in order to maintain our continuing operations.

To date, we have financed our operations primarily through private equity and debt financings, public equity financings and our IPO. In 2024, we completed an underwritten public offering of our Series A common stock pursuant to which we issued 9,000,000 shares of Series A common stock at $12.50 per share for proceeds of $104.7 million, net of discounts and commissions. We currently have no outstanding debt obligations. We have incurred net losses and negative cash flows from operations since inception, including net losses of $45.6 million and $27.9 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, and 2023, we had negative cash flows from operations of $42.4 million and $23.8 million, respectively. We had cash, cash equivalents and marketable securities of $158.7 million and $94.9 million as of December 31, 2024 and 2023, respectively.

We expect to incur additional losses and negative cash flows from operations for at least the next 12 months. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report. We currently have insufficient funds to complete the Phase 3 program for denifanstat through topline data readout and are exploring various funding alternatives.

Our estimate as to how long we expect our current cash, cash equivalents and marketable securities to be able to continue to fund our operating expenses and capital expenditures requirements is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty our future expenses given the dynamic nature of our business, global economic conditions and volatility in the credit and financial markets, inflationary pressures, the Russian invasion of Ukraine, the conflict in Israel and other geopolitical conditions. Our current cash, cash equivalents and marketable securities will not be sufficient to fund all of the activities that are necessary to complete the development and commercialization of our drug candidates.

Until we can generate significant revenue from sales of our drug candidates, if ever, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts, including the Phase 3 program for denifanstat.

Currently our business depends on the success of our lead drug candidate, denifanstat, which is still in clinical development. If we are unable to obtain regulatory approval for or successfully commercialize denifanstat, our business will be materially harmed.

Currently, our product development is primarily focused on our lead drug candidate, denifanstat, for the potential treatment of MASH, formerly known as NASH. Successful continued development and ultimate regulatory approval of denifanstat for MASH, or other indications that we may pursue, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the preclinical and clinical development of denifanstat. We will need to raise sufficient funds to successfully complete the development program for denifanstat. The future regulatory and commercial success of denifanstat is subject to a number of risks, including the following:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trials until their conclusion. We may not be able to initiate, continue, or complete clinical trials that may be required by the FDA or comparable foreign regulatory authorities to obtain regulatory approval for denifanstat or any other future drug candidates if we are unable to locate, enroll and retain a sufficient number of eligible patients to participate in these clinical trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	eligibility criteria for the trial;
●	the proximity of patients to clinical sites;
●	the design of the clinical protocol;
●	the ability to obtain and maintain patient consents;
●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our drug candidates or trial completion;
●	the availability of competing clinical trials;
●	the availability of new drugs approved for the indication the clinical trial is investigating;
●	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and

●	other factors outside of our control, such as the effects of any future pandemics, global economic conditions and volatility in the credit and financial markets, inflationary pressures, the Russian invasion of Ukraine and the conflict in Israel.

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

Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our drug candidates are safe and effective for use in their target indications before we can seek regulatory approvals for their commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, the results from our Phase 2 FASCINATE-1 and Phase 2b FASCINATE-2 clinical trials of denifanstat in patients with MASH may not be predictive of the results from our Phase 3 FASCINATE-3 and FASCINIT clinical trials of denifanstat for the treatment of MASH. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

Because we have limited financial and managerial resources, we are currently focused on developing denifanstat for MASH. In May 2023, Ascletis Pharma announced topline results from a Phase 2 clinical trial of denifanstat in 179 patients with moderate to severe acne in China. In December 2023, Ascletis Pharma announced the initiation of a randomized, double-blind, placebo-controlled, multicenter Phase 3 clinical trial to evaluate the safety and efficacy of denifanstat for the treatment of moderate to severe acne vulgaris in 480 patients in China. Ascletis Pharma announced the dosing of the first patient in this trial in January 2024 and completion of enrollment in November 2024. We have also identified other potential indications where fatty acid synthase (FASN) inhibition could have clinical benefit, including oncology. However, we may fail to generate additional clinical development opportunities for denifanstat or the other molecules in our catalog of FASN inhibitors for a number of reasons, including because denifanstat may in certain indications, on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that suggest it is unlikely to receive marketing approval and achieve market acceptance in such additional indications.

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

We have conducted and may in the future conduct one or more clinical trials of our current or future drug candidates outside the United States. For example, we conducted a cohort of our FASCINATE-1 clinical trial in China. We also plan to conduct a portion of our Phase 3 program for denifanstat in MASH in 16 countries outside the United States, inclusive of Canada, Germany, Spain, France, Canada, Mexico, and South Korea, among others. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

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

As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with the use of denifanstat or any future drug candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in our oncology Phase 1 clinical trial, six episodes of serious pneumonitis were experienced by five patients, one of which was fatal, assessed by the investigator as at least possibly related to both denifanstat and paclitaxel. No SAEs assessed as drug-related have been reported in our MASH trials to date. Undesirable side effects caused by denifanstat and any future drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. If drug-related SAEs are observed, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for denifanstat or any of our other future drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Furthermore, over 740 subjects have been treated with denifanstat in our clinical trials to date. It is possible that as we test our drug candidates in larger, longer and more extensive clinical trials, illnesses, injuries, discomforts and other AEs that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. In many cases, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

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

The Breakthrough Therapy designation we have obtained for denifanstat may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that our denifanstat development program no longer meets the criteria for the designation and may rescind the designation.

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

Disruptions at the FDA and other domestic and foreign authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our drug candidates. Further, future shutdowns of other government authorities, such as the U.S. Securities and Exchange Commission (SEC), may also impact our business through review of our public filings and our ability to access the public markets.

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

In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than us, which could materially adversely affect our business. For example, in March 2024, Madrigal Pharmaceuticals, Inc. (Madrigal) announced that the FDA approved Rezdiffra™ (resmetirom) for the treatment of MASH in patients with moderate to advanced liver fibrosis.

If denifanstat is approved for the treatment of MASH, future competition could also arise from products currently in development with multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions, including 89bio, Inc., Akero Therapeutics, Inc., Altimmune, Inc., AstraZeneca, Boston Pharmaceuticals, Boehringer Ingelheim and Zealand Pharma, Eli Lilly and Company, Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., GSK plc, Inventiva S.A., Madrigal Pharmaceuticals, Inc.,  Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., and Zydus Therapeutics Inc. Smaller or earlier- stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. It is also probable that the number of companies seeking to develop drugs and therapies for the treatment of serious metabolic diseases, such as MASH, will increase.

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

The Inflation Reduction Act of 2022 (IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than the rate of inflation; and delay until January 1, 2032 the implementation of the Department of Health and Human Services (HHS) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

Presidential administrations have also previously issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the presidential administration may reverse or otherwise change these measures, both the incoming Trump administration and Congress have indicated that they will continue to seek new measures to control drug costs.

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

We may in the future seek an accelerated approval for our one or more of our drug candidates. Under the accelerated approval pathway, the FDA may grant accelerated approval to a drug candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the drug candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, that such studies be underway prior to approval or within a specified time period after the date accelerated approval is granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if, for example, the sponsor fails to conduct such studies in a timely manner, such studies fail to confirm the drug’s clinical benefit, or the sponsor fails to send the necessary updates to the FDA. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

In addition, the policies of the FDA and other comparable regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission through the centralized EU portal (the Clinical Trials Information System) to apply for authorization of the clinical trial in all applicable EU Member States. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial has been approved, clinical study development may proceed. All new applications for clinical trial authorization in the EU must now be made under the CTR and, on January 31, 2025, all ongoing trials previously authorized under the EU Clinical Trials Directive became subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

The existing UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive. However, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such Regulations are expected to come into force in early 2026. Compliance with new regulations for clinical trials in the UK could impact our development plans or have an effect on the cost of any trials we intend to conduct in the UK.

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

We do not currently hold commercial product liability insurance coverage. Prior to commercialization of our drug candidates, we will need to purchase insurance coverage. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. These liabilities could prevent or interfere with our product development and commercialization efforts. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our available insurance coverage, could decrease our cash resources and adversely affect our business, financial condition and results of operations.

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

If we are unable to successfully validate, develop and obtain regulatory approval for diagnostic tests for certain of our drug candidates that would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.

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

From time to time, we may consider strategic transactions, such as mergers, acquisitions, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our Series A common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Risks related to third parties

We have licensed rights to denifanstat to Ascletis for Greater China. Under the license agreement, Ascletis controls certain product development efforts in its territory, including conduct of clinical trials, which could have an impact on our clinical development programs.

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

We may be exposed to reputational risk as a result of certain allegations against our license partners, which may require the attention of their management. For example, Ascletis, its affiliate Gannex, and certain of its other affiliates, are the subject of legal complaints filed by another biopharmaceutical company in the U.S. District Court in the Southern District of California and the U.S. International Trade Commission with respect to intellectual property matters. We are not the subject of or party to such complaints, nor are they directed at the intellectual property under our license agreement with Ascletis. We do not believe that Ascletis’ legal proceedings will have a material impact on our business, operations or financial condition.

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

In addition, legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to develop our drug candidates and commercialize any products that receive regulatory approval on a timely basis.

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

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer cybersecurity incidents or breaches and we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.

We and the third parties upon which we rely face a variety of evolving threats, which could cause cybersecurity incidents or breaches, such as cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources.

Despite the implementation of security and back-up measures designed to protect against cybersecurity incidents and breaches, our internal computer, server, and other information technology systems as well as those of our third-party collaborators, consultants, contractors, suppliers, and service providers upon which we rely, may be vulnerable to various threats including, but not limited to, damage from physical or electronic break-ins, computer viruses, malware, ransomware, personnel misconduct or error, supply chain attacks, natural disasters, terrorism, war, telecommunication and electrical failure, denial of service, attacks enhanced or facilitated by artificial intelligence (AI), and other cyberattacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive, and/or proprietary data, including personal data, and health-related information, and could subject us to significant liabilities and regulatory and enforcement actions, and reputational damage. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations.

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

In addition, our reliance on third-party partners could introduce new cybersecurity risks and vulnerabilities. If we or our third-party collaborators, consultants, contractors, suppliers, or service providers upon which we rely were to suffer a cyber-attack, cybersecurity incident or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal data, we may have to notify consumers, partners, collaborators, government authorities, other stakeholders and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions, and litigation, any of which could harm our business and reputation. Any such disclosures may involve inconsistent requirements and are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Likewise, we rely on third parties to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. While we may be entitled to damages if these providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Our reliance on internet technology and the number of our employees, and those of our CROs, who continue to work remotely may create additional opportunities for cybercriminals to exploit vulnerabilities, as this has caused an increased usage of computers operated on home networks, while in transit, or in public locations. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or breaches that may remain undetected for an extended period.

We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Un-remediated high risk or critical vulnerabilities pose material risks to our business.

Like other companies in our industry, we have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure, and we expect to continue to experience them. To the extent that any disruption or cybersecurity incident or breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, and/or sensitive data, we could incur liability and suffer reputational harm, and the development and commercialization of denifanstat, or future drug candidates could be delayed.

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

In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Furthermore, our sensitive information could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of generative AI technologies.

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

The CCPA marked the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. For example, consumer privacy laws similar to the CCPA have been passed or proposed in numerous other states, including Connecticut, Colorado, Virginia and Utah, and other states, such as Washington, have enacted privacy laws specifically regulating health information. Additionally, a small number of states have implemented privacy laws which regulate other specific types of information, such as biometric data. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. The existence of comprehensive privacy laws in different states in the country could also make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

For additional information, see “Business—Government regulation and product approval—Data privacy and security laws.”

The use of new and evolving technologies, such as AI, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We have used and may continue to use and integrate AI into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. For example, we have used, and intend to continue to use AI-based digital pathology to evaluate denifanstat in our clinical trials. Additionally, our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Governments have also passed and are likely to pass additional laws regulating generative AI. For example, the EU’s Artificial Intelligence Act (the AI Act) — the world’s first comprehensive AI law — was entered into force on August 1, 2024 and most provisions will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems.  The rapid evolution of AI intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

Our vendors may also incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Foreign data protection laws, including the European Union’s General Data Protection Regulation (the EU GDPR), and the UK equivalent of the same (the UK GDPR, together with the EU GDPR, the GDPR) may also apply to our processing of health-related and other personal data regardless of where the processing in question is carried out.

The GDPR imposes stringent requirements for controllers and processors of personal data of individuals within the EEA, or the United Kingdom. The GDPR applies to any company established in the EEA or United Kingdom as well as to those outside the EEA or United Kingdom if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or United Kingdom or the monitoring of their behavior. The GDPR, together with national legislation, regulations and guidelines of the EEA Member States and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. The EU GDPR also confers a private right of action on data subjects to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. The UK Government introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (UK Bill) has now been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime. Further, this may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU’s and UK’s GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. In addition, EU Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EU Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU.

The EU GDPR prohibits the transfer of personal data from the EEA to third countries that are not considered to provide adequate protections for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the EU GDPR is implemented, such as the Standard Contractual Clauses (SCCs) approved by the European Commission, certification to the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the framework), binding corporate rules, or a derogation applies. Where relying on the SCCs for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The Information Commissioner’s Office has introduced mechanisms for international transfers of personal data originating from the UK (an International Data Transfer Agreement along with a separate addendum to the EU SCCs). The UK and U.S. have also agreed an extension to the EU-US Data Privacy Framework to cover transfers of personal data from the UK to the U.S. These mechanisms are subject to legal challenges, and therefore the circumstances where we can rely on these measures may change with time, such that there is no assurance that we can continue to satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer rules.

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

As of December 31, 2024, we had U.S. federal NOLs of approximately $158.4 million which may be available to offset future U.S. federal income. Our U.S. federal NOLs incurred in taxable years beginning prior to January 1, 2018 of approximately $91.0 million expire beginning in 2029 while U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 of approximately $67.4 million will have an indefinite carryforward period, subject to annual limitations. As of December 31, 2024, we also had state NOL carryforwards of approximately $25.7 million which may be available to offset future state income and expire at various years beginning with 2028. Our NOL carryforwards are subject to review and possible adjustment by the U.S. federal and state tax authorities.

As of December 31, 2024, we had U.S. federal research and development tax credit carryforwards of approximately $8.1 million available to reduce future tax liabilities which expire at various years beginning with 2028. As of December 31, 2024, we had state credit carryforwards of approximately $2.9 million available to reduce future tax liabilities which do not expire.

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

We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company, and our management is devoting substantial time and resources to compliance initiatives.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and may make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We have a very small team with only 14 full-time employees as of December 31, 2024

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and prospects may be significantly harmed.

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Series A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. We are also required to disclose changes made to our internal controls and procedures on a quarterly basis. However, we expect that our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if it is not satisfied with the level at which our controls are documented, designed, or operating.

Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and the price of our Series A common stock.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of David Happel, our Chief Executive Officer, Thierry Chauche, our Chief Financial Officer, Dr. Eduardo Martins, our Chief Medical Officer and Elizabeth Rozek, our General Counsel and Chief Compliance Officer. We do not currently maintain “key person” insurance for any of our executives or employees.

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

Our stock price has been and is likely to continue to be volatile. The market price for our Series A common stock may be influenced by various factors, many of which are beyond our control, including the other risks described in this “Risk Factors” section and many others, such as but not limited to:

●	our ability to advance denifanstat or potential future drug candidates;
●	results of preclinical studies and clinical trials of denifanstat or potential future drug candidates, or those of our competitors or potential collaborative partners;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our drug candidates;
●	the success of competitive products;
●	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory authorities with respect to our drug candidates, potential products, clinical trials, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
●	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
●	market conditions in the biopharmaceutical and biotechnology sectors;
●	manufacturing, supply or distribution delays or shortages;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, financing efforts or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in securities analyst recommendations regarding our Series A common stock, other comparable companies or our industry generally;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	speculation in the press or investment community;
●	trading volume of our Series A common stock;
●	sales of our Series A common stock by us or our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	macroeconomic conditions, including volatility in the credit and financial markets and inflationary pressures;
●	terrorist acts, acts of war or periods of widespread civil unrest, including Russia’s invasion of Ukraine and the conflict in Israel;
●	natural disasters, including earthquakes, and other calamities; and
●	general economic, industry and market conditions.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent that additional capital is raised through the issuance of shares of Series A common stock or other securities convertible into shares of Series A common stock, our stockholders will be diluted. Future issuances of our Series A common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our Series A common stock and impair our ability to raise capital through future offerings of shares or equity securities. In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor) to establish an at-the-market offering (ATM Offering) through which we may offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock through Cantor acting as our sales agent. There were no sales under the ATM Offering during the year ended December 31, 2024. No prediction can be made as to the effect, if any, that future sales of Series A common stock or other equity securities or the availability of Series A common stock for future sales will have on the trading price of our Series A common stock.

We are an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our Series A common stock less attractive to investors

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (Section 404), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements.

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

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our Series A common stock will be the sole source of gain for our stockholders in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee our Series A common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our broader information security policy, which is informed by industry standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework and Center for Internet Security (CIS) benchmarks.

Our approach to cybersecurity risk management includes, but is not limited to, the following elements:

●	Security incident management processes designed to oversee, identify and manage security events and incidents, including a cybersecurity incident response plan and a managed 24/7 security operation center, which monitors all security events from endpoints and cloud services.
●	System lifecycle and management processes designed to oversee and manage systems and services used by Sagimet, including system assessments and the management of vulnerabilities.
●	System protections including firewalls, endpoint protection, access controls and cloud-based security systems.
●	Annual cloud system assessments designed to help identify material cybersecurity risks to our critical systems, information and our broader enterprise Information Technology (IT) environment.
●	Cybersecurity awareness training for all users with access to our systems including employees, consultants and senior management, with timely relevant security topics, which include social engineering, phishing, password protection, protecting personal data and appropriate use of assets.

We have leveraged the support of a third-party data privacy organization to perform a risk assessment designed to identify, assess, and manage data privacy risks. Further, we follow a formal, documented process to assess the data protection practices of certain third-party vendors that handle sensitive information on our behalf. This process includes a risk assessment process which is designed to oversee, identify and manage material cybersecurity and data privacy risks associated with systems, services and third parties.

To date, we have not experienced any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ information technology systems and infrastructure. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our Senior Director of IT is responsible for the strategic leadership and direction of our cybersecurity program. The Senior Director of IT has over 15 years of experience as an information technology professional.

Our Board of Directors has delegated oversight of our cybersecurity risk management program to our audit committee, per the audit committee charter. Our audit committee has oversight over cybersecurity risks. Our management provides periodic presentations to the audit committee on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable. In addition, management alerts the audit committee of any material cybersecurity incidents. The audit committee provides updates regarding our cybersecurity program to the board of directors when material.

Item 2. Properties

Our headquarters is currently located in San Mateo, California and consists of approximately 3,000 square feet of office space under a lease that expires in June 2025. We believe that our facilities are adequate to meet our current needs. We plan to reassess our facilities needs on a quarterly basis.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine safety disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 17, 2023, our Series A common stock began trading on the Nasdaq Global Market under the symbol “SGMT.” Prior to that time, there was no public market for our common stock. There is no established public trading market for our Series B common stock.

Stockholders

As of March 5, 2025, there were 48 holders of record of our Series A common stock and 2 holders of record of our Series B common stock. The actual number of holders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Recent Sales of Unregistered Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2024.

Use of Proceeds from our Initial Public Offering of Common Stock

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

Item 6. Reserved

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

In June 2024, we presented positive data from the Phase 2b FASCINATE-2 clinical trial of denifanstat versus placebo in biopsy-confirmed MASH patients at the European Association for the Study of the Liver (EASL) Congress.  Our EASL presentation included the following 52-week data from the ITT, mITT, and F3 mITT patient populations:

•	The primary endpoint of ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0035) or MASH resolution with ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 26% vs. placebo 11%, p=0.0173) in the ITT population.
•	Secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH in the ITT (denifanstat 30% vs. placebo 14%, p=0.040) and F3 mITT (denifanstat 49% vs. placebo 13%, p=0.0032) populations.
•	Fibrosis improvement by ≥ 2 stages with no worsening of MASH in the mITT (denifanstat 20% vs. placebo 2%, p=0.0065) and F3 mITT (denifanstat 34% vs. placebo 4%, p=0.0065) populations.
•	A statistically significant difference in progression to cirrhosis (F4) in mITT population (denifanstat 5% vs. placebo 11%, p=0.0386).
•	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1RA (denifanstat 42% vs. placebo 0%, p=0.034) in the mITT population.

•	A statistically significant increase in beneficial polyunsaturated triglycerides at the end of 52 week of treatment (+42% denifanstat vs. -4% placebo, p<0.001) in the mITT population.

•	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

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

In October 2024, we announced the publication of results from the Phase 2b FASCINATE-2 clinical trial of denifanstat in The Lancet Gastroenterology & Hepatology. The publication, titled “Denifanstat for the treatment of metabolic-dysfunction associated steatohepatitis: a multicentre, double-blind, randomised, placebo-controlled, phase 2b trial,” reported that denifanstat treatment achieved statistically significant and clinically meaningful improvements in disease activity, MASH resolution and fibrosis.

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 clinical trials in MASH. Based on our ongoing discussions with the FDA, the Phase 3 program will consist of two double-blind, placebo-controlled multicenter registrational trials:

•	FASCINATE-3 in patients with F2/F3 (non-cirrhotic) MASH: The trial is expected to evaluate the efficacy and safety of denifanstat in this population, with primary endpoints based on liver biopsy assessments at 52 weeks, at which time we plan to seek accelerated approval in the U.S. and Europe based on this 52-week data. The trial will continue until such point in time that the required number of clinical outcomes is reached, which we estimate at 3.5 years after the Week 52 timepoint.
•	FASCINIT in patients with suspected or confirmed diagnosis of metabolic dysfunction-associated steatotic liver disease (MASLD)/MASH: The trial is expected to evaluate the safety and efficacy of denifanstat in this population, with the primary endpoint of safety and tolerability at 52 weeks. Non-invasive biomarkers will be assessed as part of the secondary endpoints, with no liver biopsy endpoint.

The Phase 3 program is designed to comprise a minimum of 1,800 patients exposed to denifanstat and was initiated in the fourth quarter of 2024. We expect to initiate screening in the Phase 3 program in the first half of 2025. We currently have insufficient funds to complete the Phase 3 program for denifanstat through topline data readout and are exploring various funding alternatives.

We are also evaluating the promise of FASN inhibition, beyond MASH, in additional disease areas in which dysregulation of fatty acid metabolism also plays a key role, including in acne and certain forms of cancer. Denifanstat is currently being tested in China by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial for moderate to severe acne vulgaris and a Phase 3 clinical trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025. In March 2025, we announced the clearance of our Investigational New Drug (IND) application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567; we plan to initiate this Phase 1 trial in 2025. We expect the results of the Ascletis studies in GBM and acne, as well as the results of our planned Phase 1 clinical trial of TVB-3567, to inform our development strategy in acne, GBM and additional indications.

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

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	$ Change	% Change
License revenue	$—	$2,000	$(2,000)	(100)%

Operating expenses:
Research and development	38,444	19,777	18,667	94%
General and administrative	16,010	12,963	3,047	24%
Total operating expenses	54,454	32,740	21,714	66%
Loss from operations	(54,454)	(30,740)	(23,714)	77%
Total other income	8,887	2,864	6,023	210%
Net loss	$(45,567)	$(27,876)	$(17,691)	63%

License revenue – License revenue for the year ended December 31, 2023 was $2.0 million, recognized from the license agreement with Ascletis. We did not recognize any license revenue during the year ended December 31, 2024.

Research and development – Research and development expense increased by $18.7 million, or 94%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to (i) a $13.5 million net increase in clinical trial expenses related primarily to start-up costs incurred for our Phase 3 program of denifanstat in MASH, which was partially offset by lower clinical trial expenses for the Phase 2b FASCINATE-2 trial as the trial was substantially complete in the first quarter of 2024 and topline results for the trial were announced in January 2024, (ii) a $4.2 million increase in manufacturing costs for clinical batches of denifanstat in preparation for the Phase 3 clinical development program, and (iii) a $0.3 million increase in personnel related expenses largely driven by an increase in headcount.

General and administrative – General and administrative expenses increased by $3.0 million, or 24%, for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to (i) a $1.3 million increase in professional fees, largely due to our transition to a public company in 2023 and the related compliance costs, (ii) a $0.9 million increase in personnel related expenses, largely driven by an increase in headcount, and (iii) a $0.5 million increase in insurance expenses due to our transition to a public company.

Other income – Other income increased by $6.0 million, or 210%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase of interest income earned on the cash proceeds received from our initial public offering (IPO) and the January 2024 follow-on offering.

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

To date, we have financed our operations primarily through public and private equity and debt financings, including our IPO of Series A common stock in July 2023 and our follow-on offering in January 2024, from which we received aggregate net proceeds of $190.9 million. Prior to becoming a public company, we raised $233.3 million in gross proceeds from the sale of our redeemable convertible preferred stock and convertible notes.

In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor) to establish an at-the-market offering (ATM Offering) through which we may offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock through Cantor acting as our sales agent. There were no sales under the ATM Offering during the year ended December 31, 2024.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $158.7 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain maintain, expand and protect our intellectual property portfolio.

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or additional revenue from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions, disruptions to and volatility in the credit and financial markets and geopolitical turmoil. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs, including the Phase 3 program for denifanstat in MASH.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of our audited financial statements. Further, we currently have insufficient funds to complete the Phase 3 program for denifanstat through topline data readout and are exploring various funding alternatives for the continuation of the MASH clinical program.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Years Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(42,435)	$(23,766)
Investing activities	(61,683)	12,580
Financing activities	104,819	86,167
Net increase in cash and cash equivalents	$701	$74,981

Cash flows from operating activities - Net cash used in operating activities was $42.4 million for the year ended December 31, 2024, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and other trial start-up costs for our Phase 3 program of denifanstat in MASH, as well as costs to build out our corporate infrastructure and costs associated with being a public company.

Net cash used in operating activities was $23.8 million for the year ended December 31, 2023 and primarily related to cash used to fund clinical development and other pre-clinical activities for denifanstat, primarily relating to the Phase 2b FASCINATE-2 trial for which topline results were announced in January 2024, as well as other costs to support our corporate infrastructure. Cash expenses were offset by the net $1.7 million development milestone received from Ascletis in connection with the Ascletis license agreement during the year ended December 31, 2023.

Cash flows from investing activities - Net cash used in investing activities was $61.7 million for the year ended December 31, 2024 and related to purchases of marketable securities of $108.1 million, partially offset by proceeds received from the sale and maturity of marketable securities of $46.4 million.

Net cash provided by investing activities was $12.6 million for the year ended December 31, 2023, which primarily related to proceeds from sales of marketable securities of $32.2 million, partially offset by purchases of marketable securities of $19.6 million.

Cash flows from financing activities - Net cash provided by financing activities was $104.8 million for the year ended December 31, 2024, which primarily related to net cash proceeds of $105.7 million received from the sale of Series A common stock in our January 2024 follow-on offering and $0.1 million in proceeds from stock option exercises during the period, offset by the payment of financing costs related to the January 2024 follow-on offering of $1.0 million.

Net cash provided by financing activities was $86.2 million for the year ended December 31, 2023, which related primarily to the proceeds from our IPO, net of underwriters’ commissions and discounts.

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

We base our expenses related to manufacturing, preclinical studies, clinical trials and other studies on our estimates of the services performed pursuant to contracts with research institutions, CROs and CMOs that conduct and manage such activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Following our IPO, in connection with the accounting for granted stock options and other awards we may grant, the fair value of the common stock is determined based on the quoted market price of our Series A common stock.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Sagimet Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sagimet Biosciences Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 12, 2025

We have served as the Company's auditor since 2015.

SAGIMET BIOSCIENCES INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	As of
	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$75,840	$75,139
Short-term marketable securities	75,410	19,758
Prepaid expenses and other current assets	1,524	1,749
Total current assets	152,774	96,646
Long-term marketable securities	7,408	—
Operating lease right-of-use assets	77	73
Total assets	$160,259	$96,719
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,425	$186
Accrued expenses and other current liabilities (includes nil and $31 payable to related parties as of December 31, 2024 and 2023, respectively)	2,951	5,403
Operating lease liabilities	78	65
Total current liabilities	4,454	5,654
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 30,674,855 and 21,375,402 shares issued and outstanding at December 31, 2024 and 2023	3	2
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	450,883	340,777
Accumulated deficit	(295,311)	(249,744)
Accumulated other comprehensive income	230	30
Total stockholders’ equity	155,805	91,065
Total liabilities and stockholders’ equity	$160,259	$96,719

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2024	2023
License revenue	$—	$2,000

Operating expenses:
Research and development	38,444	19,777
General and administrative	16,010	12,963
Total operating expenses	54,454	32,740
Loss from operations	(54,454)	(30,740)
Other income:
Change in fair value of Series A common stock warrant liability	—	4
Interest income and other, net	8,887	2,860
Total other income	8,887	2,864
Net loss	$(45,567)	$(27,876)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(1.45)	$(2.66)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	31,350,725	10,460,335

Net loss	$(45,567)	$(27,876)
Other comprehensive income:
Net unrealized income on marketable securities	200	114
Total comprehensive loss	$(45,367)	$(27,762)

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

											Accumulated
	Redeemable Convertible				Series A		Series B		Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity (Deficit)
Balance at January 1, 2023	1,373,730,625	$214,620	185,084	$1	—	$—	—	$—	$35,001	$(221,868)	$(84)	$(186,950)
Exercise of common stock warrants	—	—	25,231	—	12,789	—	—	—	—	—	—	—
Issuance of Series A Common Stock upon exercise of stock options	—	—	—	—	7,614	—	—	—	6	—	—	6
Sale of Series A Common Stock in public offering, net of issuance costs of $10,267	—	—	—	—	6,026,772	—	—	—	86,161	—	—	86,161
Conversion of Redeemable Convertible Preferred Stock to Series A and Series B Common Stock	(1,373,730,625)	(214,620)	—	—	15,117,912	1	1,520,490	—	214,619	—	—	214,620
Reclassification of Common Stock to Series A Common Stock	—	—	(210,315)	(1)	210,315	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,990	—	—	4,990
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	—	—	—	—	—	(27,876)	—	(27,876)
Balance at December 31, 2023	—	$—	—	$—	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs of $7,796	—	—	—	—	9,000,000	1	—	—	104,704	—	—	104,705
Issuance of Series A common stock upon exercise of stock options	—	—	—	—	17,995	—	—	—	114	—	—	114
Issuance of Series A common stock for vesting of restricted stock units	—	—	—	—	281,458	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,288	—	—	5,288
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	200	200
Net loss	—	—	—	—	—	—	—	—	—	(45,567)	—	(45,567)
Balance at December 31, 2024	—	$—	—	$—	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(45,567)	$(27,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities	(1,253)	(37)
Non-cash operating lease expense	145	139
Stock-based compensation expense	5,288	4,990
Change in fair value of Series A common stock warrant liability	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5)	(952)
Accounts payable, accrued expenses and other current liabilities	(907)	120
Operating lease liabilities	(136)	(146)
Net cash used in operating activities	(42,435)	(23,766)
Cash flows from investing activities
Purchases of marketable securities	(108,087)	(19,620)
Sales and maturities of marketable securities	46,404	32,200
Net cash (used in) provided by investing activities	(61,683)	12,580
Cash flows from financing activities
Proceeds from sale of Series A common stock, net of issuance costs	105,750	—
Proceeds from initial public offering, net of underwriters' commissions and discounts	—	89,679
Payment of financing costs	(1,045)	(3,518)
Proceeds from exercise of stock options	114	6
Net cash provided by financing activities	104,819	86,167
Net increase in cash and cash equivalents	701	74,981
Cash and cash equivalents at beginning of period	75,139	158
Cash and cash equivalents at end of period	$75,840	$75,139

Supplemental non-cash investing and financing activities:
Deferred financing costs included in accrued expenses	$—	$323
Conversion of redeemable convertible preferred stock to Series A and Series B common stock	$—	$214,620
Reclassification of common stock to Series A common stock	$—	$1
Right-of-use assets obtained in exchange for operating lease obligations	$149	$—

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

In October 2024, the Company completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 in MASH. The program will include two Phase 3 trials: FASCINATE-3, evaluating patients with F2/F3 (non-cirrhotic) MASH, and FASCINIT, evaluating patients with suspected or confirmed diagnosis of metabolic dysfunction-associated steatotic liver disease (MASLD)/MASH. The Phase 3 program was initiated in the fourth quarter of 2024.

In addition to MASH, the Company is exploring the use of its FASN inhibitors in acne and in select forms of cancer, diseases in which dysregulation of fatty acid metabolism also plays a key role. Denifanstat is currently being tested in China by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial for moderate to severe acne vulgaris and a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial. In March 2025, the Company announced the clearance of its Investigational New Drug (IND) application for a first-in-human Phase 1 clinical trial of the Company’s second FASN inhibitor, TVB-3567.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of December 31, 2024, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of December 31, 2024, had an accumulated deficit of $295.3 million and cash, cash equivalents and marketable securities of $158.7 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

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

In August 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (ATM Offering) through which the Company may sell, from time to time at its sole discretion up to $75.0 million of shares of its Series A common stock. There were no sales under the ATM Offering during the year ended December 31, 2024.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities, if ever. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

Segment information

The Company determines and presents operating segments based on the information that is regularly reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker (CODM), in accordance with Accounting Standards Codification (ASC) 280, Segment Reporting. The Company has determined that it operates as a single business segment, developing and commercializing therapeutics for the treatment of MASH and other diseases where FASN plays a pathogenic role. Refer to Note 11, Segment Reporting for further information related to the Company’s segment.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company holds cash, cash equivalents and marketable securities at third-party financial institutions, that may from time to time, be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. However, the Company believes its risk of loss is minimal as the majority of its cash, cash equivalents and marketable securities are held in custodial accounts at multiple large financial institutions which are well established and of high quality. The Company has not experienced any losses to date.

Cash and cash equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, or purchased with an original maturity of three months or less to be cash equivalents. Marketable securities are those investments with original maturities in excess of three months. As of December 31, 2024 and 2023, cash and cash equivalents consisted of bank deposits, deposits in money market funds as well as investments in certain Agency securities.

Marketable securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets. The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2023. Marketable securities for which the estimated fair value is lower than amortized cost are evaluated for credit impairment. Credit impairment is recorded through the statements of operations and comprehensive loss via an allowance for credit losses account, and any remaining unrealized gains and losses are reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as current assets on the balance sheets, and those with remaining maturities greater than one year are classified as long-term marketable securities. For all marketable securities which the estimated fair value was lower than the amortized cost as of December 31, 2024 and 2023, the decline in fair value was determined to not be driven by credit impairment. As of December 31, 2024, the Company has not recognized any impairment or credit losses on its available for sale securities.

Leases

The Company determines if an arrangement is or contains a lease and the classification of that lease at contract inception. Specifically, the Company considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs from the asset. The Company enters into lease agreements for its office facility and accounts for its lease obligations under ASU No. 2016-02, Leases (Topic 842). The Company’s operating lease asset is included in “operating lease right-of-use assets” (ROU assets) and the current portion of the operating lease liability is included in “operating lease liabilities” in the accompanying balance sheets. As of December 31, 2024 and 2023, the Company had no finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Operating lease ROU assets are based on the corresponding lease liability adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company does not account for renewals or early terminations unless it is reasonably certain to exercise these options at commencement. Operating lease expense is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for operating leases. The Company does not record leases with terms of 12 months or less on the balance sheets.

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

Accrued research and development expense

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of the Company’s product development efforts and include personnel-related costs (such as salaries, employee benefits and stock-based compensation) for personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with CROs, investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; and facility and other allocated costs.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. Advance payments for goods or services for future research and development activities are deferred and expensed as the goods are delivered or the related services are performed.

The Company estimates its manufacturing, preclinical study, clinical trial and other study expenses based on the services performed pursuant to contracts with research institutions, CROs and CMOs that conduct and manage such activities on the Company’s behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued expenses and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no material changes in estimates for the periods presented.

Redeemable convertible preferred stock

The Company recorded its redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of stockholders’ deficit because the shares contained liquidation features that were not solely within the Company’s control. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock. Upon the closing of the IPO in July 2023, the redeemable convertible preferred stock automatically converted to shares of Series A and Series B common stock.

Common stock warrants

From time to time, the Company has issued warrants to investors and creditors together with the Company’s debt and equity financings. The Company accounts for warrants in accordance with the guidance contained in ASC 815, Derivatives and Hedging. Under ASC 815-40, warrants that meet the criteria for equity treatment are recorded in stockholders’ equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations and comprehensive loss. The Company values warrants using an option pricing model.

Revenue recognition

The Company enters into collaboration and licensing arrangements that generally contain multiple elements or deliverables, which may include (i) licenses to the Company’s technology, (ii) research and development activities performed for the collaboration partner, (iii) participation on joint steering committees (JSCs), and (iv) the manufacturing of clinical or preclinical material. Payments pursuant to these arrangements include milestone payments upon achieving significant development events, research and development reimbursements, sales milestones, and royalties on future sales. Variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, the Company’s computation of expected stock volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the option. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company’s computation of expected term is determined using the simplified method, which represents the average of the contractual term of the options and the weighted-average expected vesting period. The Company believes that it does not have sufficient reliable exercise data in order to justify the use of a method other than the simplified method of estimating the expected exercise term of employee stock option grants. For non-employee stock option grants, the Company has the option to utilize either the expected term or the contractual term, determined on an award-by-award basis. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends.

Prior to the Company’s IPO, there was no public market for the Company’s common stock, and consequently, the estimated fair value of the common stock was determined by the board of directors as of the date of each option grant, with input from management, considering third-party valuations of the Company’s common stock as well as the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant.

Following the Company’s IPO, in connection with the accounting for stock options and other awards the Company may grant, the fair value of the common stock is determined based on the quoted market price of the Company’s Series A common stock.

Income taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Net loss per share attributable to common stockholders

Basic and diluted net loss per share is computed using the two-class method required for multiple classes of common stock and participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders for all periods presented. Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share attributable to common stockholders’ calculation, common stock options, restricted stock units and common stock warrants are considered to be potentially dilutive securities. As the Company has reported a net loss for the periods presented, basic and diluted net loss per share attributable to common stockholders is the same as all potentially dilutive securities would have an anti-dilutive impact.

On July 18, 2023, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock. Any stock certificate that immediately prior to July 18, 2023, represented shares of the Company’s common stock was deemed to represent shares of Series A common stock, without the need for surrender or exchange thereof. Additionally, in connection with the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into 15,117,912 shares of Series A common stock and 1,520,490 shares of Series B common stock. The rights of the holders of Series A common stock and Series B common stock are substantially identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote, and shares of Series B common stock are non-voting, except as may be required by law. Each share of Series B common stock may be converted at any time into one share of Series A common stock at the option of its holder, subject to certain ownership limitations. As such, basic and diluted net loss per share attributable to common stockholders is presented on a combined basis as undistributed earnings, when allocated to each series of common stock, result in the same net loss per share for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(45,567)	$(27,876)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	31,350,725	10,460,335
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(1.45)	$(2.66)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2024	2023
Options to purchase Series A common stock	4,462,517	3,753,507
Warrants to purchase Series A common stock	1,000	1,000
Unvested restricted stock units	844,382	1,132,410
Total	5,307,899	4,886,917

Foreign currency translation

The Company considers the U.S. dollar to be its functional currency. Expenses denominated in foreign currencies are translated at the exchange rate on the date the expense is incurred. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is included in the statements of operations and comprehensive loss. Foreign exchange transaction gains and losses are included in the results of operations and are not material in the Company’s financial statements.

Recently adopted accounting pronouncements

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 using a retrospective transition method beginning with this Annual Report. See Note 11, Segment Reporting, for the updated segment disclosures as a result of adopting this ASU.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. This amendment is effective for fiscal years beginning after December 15, 2023, including interim periods within. Effective January 1, 2024, the Company adopted ASU 2020-06. The adoption of this standard had no impact on the Company’s financial statements and related disclosures.

New accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its financial statements and related disclosures.

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

As of December 31, 2024 and 2023, financial assets measured at fair value on a recurring basis consist of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $75.3 million and $74.1 million as of December 31, 2024 and, 2023, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available for sale securities. The fair value of available for sale maturities was $82.8 million and $19.8 million as of December 31, 2024, and 2023, respectively. These available for sale securities have expected maturities ranging from 0.2 to 13.7 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of December 31, 2024, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of Series A common stock warrant liability was immaterial as of December 31, 2024 and 2023, as well as the change in fair value during the years ended December 31, 2024 and 2023. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$72,800	$—	$—	$72,800
U.S. Treasury securities	Level 2	2,477	—	—	2,477
Total cash equivalents		75,277	—	—	75,277
Short-term marketable securities:
Commercial paper	Level 2	14,447	25	(1)	14,471
Corporate debt securities	Level 2	6,909	7	—	6,916
U.S. Treasury securities	Level 2	27,493	123	—	27,616
Agency securities	Level 2	21,345	12	(2)	21,355
Asset-backed securities	Level 2	5,030	22	—	5,052
Total short-term marketable securities		75,224	189	(3)	75,410
Long-term marketable securities:
U.S. Treasury securities	Level 2	4,884	36	—	4,920
Asset-backed securities	Level 2	2,480	8	—	2,488
Total long-term marketable securities		7,364	44	—	7,408
Total cash equivalents and marketable securities		$157,865	$233	$(3)	$158,095

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$69,516	$—	$—	$69,516
Corporate debt securities	Level 2	4,622	—	—	4,622
Total cash equivalents		74,138	—	—	74,138
Short-term marketable securities:
Commercial paper	Level 2	9,879	19	—	9,898
Corporate debt securities	Level 2	2,945	4	—	2,949
U.S. Treasury securities	Level 2	6,904	7	—	6,911
Total short-term marketable securities		19,728	30	—	19,758
Total cash equivalents and marketable securities		$93,866	$30	$—	$93,896

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid clinical costs	$436	$767
Prepaid research and development costs	48	—
Prepaid insurance	577	585
Deferred financing costs (1)	306	323
Other	157	74
Total prepaid expenses and other current assets	$1,524	$1,749

____________

(1)	Amount as of December 31, 2024 relates to deferred financing costs related to the ATM offering entered into during August 2024. Amount as of December 31, 2023 relates to deferred financing costs related to the Company’s January 2024 follow-on offering.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued payroll-related costs	$1,358	$1,105
Accrued clinical costs	528	2,668
Accrued research and development costs	516	632
Accrued general and administrative costs	544	442
Accrued offering costs	—	323
Other	5	233
Total accrued expenses and other current liabilities	$2,951	$5,403

6.	Commitments and Contingencies

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

Contract Research Organization

In June 2024, the Company entered into a contract with a global CRO to perform certain research and related services in connection with certain of the Company’s clinical trials and research studies (CRO Services Agreement). The terms of the CRO Services Agreement require the Company to pay to the CRO certain direct fees, investigator grants and other pass-through costs, generally on an upfront prepaid basis. These payments are capitalized at the time of payment and expensed in the period in which the research and development activity is performed. The Company may terminate the CRO Services Agreement or underlying statement of work at will, with 60 days’ written notice.

Facility Lease Agreement

On March 12, 2019, the Company executed a 38-month non-cancelable operating lease agreement for 3,030 square feet of office space for its headquarters facility in San Mateo, California, which commenced April 1, 2019. The lease provides for monthly lease payments of approximately $12,000 with annual increases. In December, 2021, the lease agreement was amended to extend the term of the lease through June 2024; in April 2024, the Company amended the lease agreement to (i) extend the lease through June 30, 2025 and (ii) increase the monthly lease payment to approximately $13,000 beginning on July 1, 2024, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.1 million on the amendment date.

Operating lease costs were $0.2 million and $0.2 million for the years ended December 31, 2024, and 2023, respectively.

The following is a schedule by year of future maturities of the Company’s operating lease liabilities (in thousands):

Operating Leases
Year ending December 31,
2025	$80
Total lease payments	80
Less: present value discount	(2)
Present value of lease liabilities	$78

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$158

Weighted-average remaining lease term and discount rate were as follows as of December 31, 2024:

Weighted-average remaining lease term	0.5	years
Weighted-average discount rate	9%

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of December 31, 2024.

7.	Stockholders’ Equity (Deficit)

Common stock

As of December 31, 2024 and 2023, the Company had authorized 500,000,000 shares of Series A common stock, $0.0001 par value per share, and 15,000,000 shares of Series B common stock, $0.0001 par value per share. Holders of Series A common stock are entitled to one vote and Series B common stock are not entitled to vote. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the net assets of the Company will be distributed pro rata to the holders of Series A common stock and Series B common stock. Each share of Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, unless that holder would beneficially own a number of Series A common stock in excess of 4.99% of the total number of shares of Series A common stock then issued and outstanding. On July 18, 2023, upon the Company’s IPO, each share of the Company’s common stock issued and outstanding became reclassified as one share of Series A common stock (see Note 2).

Undesignated preferred stock

As of December 31, 2024 and 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

8.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. Under the 2023 Plan, the amount of shares reserved for issuance automatically increases each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. On January 1, 2024, in accordance with the 2023 plan, the shares reserved for issuance automatically increased by 855,016 shares. As of December 31, 2024, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 3,440,984, of which 1,729,910 shares were available for future grant. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In connection with the 2023 Plan, the number of shares reserved for issuance under the 2023 plan was automatically increased by 1,226,994 shares, effective January 1, 2025.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). As of December 31, 2024, 104,017 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the statements of operations and comprehensive loss related to stock options and restricted stock units for employees and non-employees was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Stock options	$4,227	$4,832
Restricted stock units	1,061	158
Total stock-based compensation expense	$5,288	$4,990
Included in:
General and administrative expense	$4,306	$4,171
Research and development expense	982	819
Total stock-based compensation expense	$5,288	$4,990

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

The following table summarizes stock option activity (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding, January 1, 2024	3,753,507	$7.99	7.1	$8
Options granted	1,627,731	4.23
Options exercised	(17,995)	6.36
Options forfeited/expired	(900,726)	8.21
Outstanding, December 31, 2024 (1)	4,462,517	$6.58	7.4	$619
Vested and expected to vest, December 31, 2024	4,462,517	$6.58	7.4	$619
Exercisable at December 31, 2024	2,521,151	$7.11	6.3	$26

_______

(1)	Includes 492,729 performance-based options with a weighted-average exercise price of $6.42, all of which were fully vested and exercisable.

During the years ended December 31, 2024 and 2023, the weighted average grant-date fair value per share of stock options granted was $3.26 and $10.28, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Additionally, during the years ended December 31, 2024 and 2023, cash received from the exercise of stock options was $0.1 million and approximately $6,000, respectively.

As of December 31, 2024, there was $8.5 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2024	1,132,410	$2.96
Granted	49,330	5.23
Vested/released	(281,458)	2.96
Forfeited/expired	(55,900)	4.96
Outstanding, December 31, 2024	844,382	$2.96

As of December 31, 2024, the total unrecognized compensation expense related to unvested restricted stock units was $2.1 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility	91 - 96%	89 - 91%
Risk-free interest rate	3.6 - 4.5%	3.6%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.1	5.0 - 7.0

The expected term is determined using the simplified method, which represents the average of the contractual term of the options and the weighted-average expected vesting period. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. The expected stock volatility rate is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the option. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends.

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. On January 1, 2024, in accordance with the ESPP, the authorized shares were increased by 213,754 shares for a total of 429,251 shares of Series A common stock available under the ESPP. No shares of Series A common stock have been issued under the ESPP to date.

In connection with the ESPP, the number of shares reserved by issuance under the ESPP was automatically increased by 215,497 shares, effective January 1, 2025.

9.	Income Taxes

For the years ended December 31, 2024, and 2023, the Company did not record a provision or benefit for federal or state income taxes, as the Company has incurred a net loss for all periods presented and the Company has provided a full valuation allowance against its net deferred tax assets.

A reconciliation between the federal statutory tax rates and the Company’s effective tax rate for the years ended December 31, 2024, and 2023, is as follows:

	Years Ended December 31,
	2024	2023
Federal income taxes at statutory rates	21.00%	21.00%
State income tax, net of federal benefit	0.51	0.54
Research and development credits	4.73	2.92
Stock-based compensation	(1.55)	1.49
Change in valuation allowance	(24.69)	(25.95)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s net deferred tax assets as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$35,045	$31,097
Capitalized start-up costs and research expenses	20,137	15,409
Research and development credits	8,265	5,943
Accruals, reserves and other	270	312
Stock compensation	2,674	2,382
Lease liabilities	16	14
Total gross deferred assets	66,407	55,157
Valuation allowance	(66,391)	(55,114)
Total deferred tax assets	16	43
Deferred tax liabilities:
Right-of-use assets	(16)	(15)
Other	—	(28)
Total deferred liabilities	(16)	(43)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2024, and 2023. The valuation allowance increased $11.3 million and $7.3 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards (NOLs) of approximately $158.4 million which may be available to offset future U.S. federal income. U.S. Federal NOLs incurred in taxable years beginning prior to January 1, 2018 of approximately $91.0 million expire beginning in 2029 while U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 of approximately $67.4 million will have an indefinite carryforward period, subject to annual limitations. As of December 31, 2024, the Company also had state NOL carryforwards of approximately $25.7 million which may be available to offset future state income and expire at various years beginning in 2028.

As of December 31, 2024, the Company had U.S. federal research and development tax credit (R&D credit) carryforwards of approximately $8.1 million available to reduce future tax liabilities which expire at various years beginning with 2028. As of December 31, 2024, the Company had state credit carryforwards of approximately $2.9 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by “5% shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change NOLs, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The Company has not performed a Section 382 analysis through December 31, 2024, and as such, the Company is not able to determine the impact of any potential limitations on the usage of the Company’s NOLs and tax credit carryforwards. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

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

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Unrecognized tax benefits as of the beginning of the year	$1,784	$1,534
Decrease related to prior year tax positions	(251)	—
Increase related to current year tax positions	653	250
Unrecognized tax benefits as of the end of the year	$2,186	$1,784

No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

The Company files U.S. and state income tax returns with varying statutes of limitations. The Company’s tax years from inception in 2006 will remain open to examination due to the carryover of the unused NOLs and tax credits. The Company does not have any tax audits or other proceedings pending.

10. Related Party Transactions

Jinzi J. Wu, Ph.D., a member of the Company’s board of directors until June 2024, founded and serves as the chief executive officer of Ascletis, Gannex, and Ascletis Pharma.

During the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $31,000 of expenses, respectively, under the Ascletis license agreement, inclusive of manufacturing services fees charged by Ascletis pursuant to the manufacturing agreement with Ascletis which falls under the license agreement. These expenses are recorded in research and development expense in the statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company recorded nil and $31,000, respectively, of accruals related to the Ascletis license agreement.

11.	Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is development and commercialization of therapeutics for the treatment of MASH and other diseases where FASN plays a pathogenic role. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

When evaluating the Company’s financial performance, the CODM is regularly provided with more detailed expense information than what is included in the Company’s statements of operations and comprehensive loss. The CODM uses net loss, as reported in the statements of operations and comprehensive loss, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and reallocated as needed throughout the year. The measure of segment assets is reported on the balance sheets as total assets.

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations and comprehensive loss, for the years ended December 31, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
License revenue	$—	$2,000
Less:
External research and development expenses	34,648	16,432
External general and administrative expenses	8,001	5,804
Personnel costs	6,517	5,514
Stock-based compensation	5,288	4,990
Other segment items (1)	8,887	2,864
Segment net loss	$(45,567)	$(27,876)

___________

(1)	Other segment items consist of change in fair value of Series A common stock warrant liability and interest and other income, net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that the information to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with applicable policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

(c)  Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are an “emerging growth company,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

(d)  Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)  Inherent Limitations on Effectiveness of Controls

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

Item 9B. Other information

(a) None.

(b) During the fourth quarter of the fiscal year ended December 31, 2024, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

Insider Trading Arrangements and Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Sagimet by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, San Francisco, California (PCAOB Auditor ID: 34). The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

For a list of the financial statements included in this Annual Report on Form 10-K, see the Index to Financial Statements, which is incorporated by reference herein.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

We have elected not to include summary information.

Exhibit Number	Description	Method of Filing

3.1	Eleventh Amended and Restated Certificate of Incorporation of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on July 18, 2023

3.2	Second Amended and Restated Bylaws of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on July 18, 2023

4.1	Form of Series A Common Stock Certificate of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

4.2	Form of Series B Common Stock Certificate of Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

4.3	Description of Capital Stock	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K (File No. 001-41742) filed on March 25, 2024

10.1•	Sagimet Biosciences Inc. 2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.2•	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.3•	Sagimet Biosciences Inc. 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.4•	Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2017 Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.5•	Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

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

Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.8•	Form of Restricted Stock Award Agreement under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.9•	Amended and Restated Sagimet Biosciences Inc. 2023 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.10•	Sagimet Biosciences Inc. 2023 Non-Employee Director Compensation Policy	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.11•	Form of Indemnification Agreement by and between Sagimet Biosciences Inc. and its directors	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.12•	Form of Indemnification Agreement by and between Sagimet Biosciences Inc. and its executive officers	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.13•	Sagimet Biosciences Inc. Senior Executive Cash Incentive Bonus Plan	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.14•	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and David Happel, dated June 5, 2024	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.15•	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and George Kemble, dated June 5, 2024	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.16•	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Eduardo Martins, dated June 5, 2024	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.17•	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Elizabeth Rozek, dated June 5, 2024	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.18•	Executive Employment Agreement by and between Sagimet Biosciences Inc. and Thierry Chauche, dated May 6, 2024	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on August 14, 2024

10.19•	Exclusive License and Development Agreement by and between Sagimet Biosciences Inc. and Ascletis BioScience Co. Ltd., dated as of January 18, 2019	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.20*	Assignment and Assumption Agreement, by and among Sagimet Biosciences Inc., Ascletis BioScience Co., Ltd. and Gannex Pharma Co., Ltd., effective October 25, 2019	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (File No. 333-272901) filed on July 10, 2023

10.21*	Patent Assignment Agreement by and between Sagimet Biosciences Inc. and Gannex Pharma Co., Ltd., effective October 25, 2019	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.22*	Amended and Restated Patent Assignment Agreement by and between Sagimet Biosciences Inc. and Gannex Pharma Co., Ltd., dated July 2, 2023	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on July 10, 2023

10.23	Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of March 1, 2019, as amended by the First Amendment to Lease Agreement, dated December 14, 2021	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.24

Amended and Restated Nominating Agreement, dated as of April 15, 2021, by and among Sagimet Biosciences Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. as amended by Amendment No. 1 to Amended and Restated Nominating Agreement, dated as of June 22, 2023, by and among Sagimet Biosciences Inc., Baker Brothers Life Sciences, L.P. and 667, L.P.

Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023
10.25	Amended and Restated Investors’ Rights Agreement, by and among Sagimet Biosciences Inc. and certain of its stockholders, dated December 21, 2020	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.26	Amended and Restated Warrant to Purchase Stock, by and between Sagimet Biosciences Inc. and Banc of California, Inc., dated January 4, 2024	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-276664) filed on January 23, 2024

10.27	Controlled Equity OfferingSM Sales Agreement, dated as of August 15, 2024, by and between Sagimet Biosciences Inc. and Cantor Fitzgerald & Co.	Incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-281582) filed on August 15, 2024

10.28•	Form of Inducement Option Award Agreement	Filed herewith

10.29	Second Amendment to Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of April 5, 2024	Filed herewith

19.1	Sagimet Biosciences Inc. Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 25, 2024

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (included on signature page)	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished herewith

97.1	Sagimet Biosciences Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 25, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

●	Indicates management contract or compensatory plan.

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

SAGIMET BIOSCIENCES, INC.

Date: March 12, 2025	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2025	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David Happel and Thierry Chauche his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Happel	President, Chief Executive Officer and Director	March 12, 2025
David Happel	(Principal Executive Officer)

/s/ Thierry Chauche	Chief Financial Officer	March 12, 2025
Thierry Chauche	(Principal Financial and Accounting Officer)

/s/ George Kemble, PhD	Executive Charmain of the Board	March 12, 2025
George Kemble, PhD

/s/ Anne Phillips, MD	Director	March 12, 2025
Anne Phillips, MD

/s/ Beth Seidenberg, MD	Director	March 12, 2025
Beth Seidenberg, MD

/s/ Elizabeth Grammer, Esq.	Director	March 12, 2025
Elizabeth Grammer, Esq.

/s/ Jennifer Jarrett	Director	March 12, 2025
Jennifer Jarrett

/s/ Merdad Parsey, MD, PhD	Director	March 12, 2025
Merdad Parsey, MD, PhD

/s/ Paul Hoelscher	Director	March 12, 2025
Paul Hoelscher

/s/ Tim Walbert	Director	March 12, 2025
Tim Walbert