Form 10-Q
period 2025-03-31
Sagimet Biosciences Inc.
filed 2025-05-08
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at May 2, 2025 was 30,674,855 and 1,520,490, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat or any other drug candidates we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat or any other future drug candidate;
●	our estimate of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat and any other drug candidates we may develop;
●	our plans relating to commercializing denifanstat and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat or other drug candidates;
●	our ability to obtain sufficient funding or enter into a strategic collaboration to initiate Phase 3 clinical trials for denifanstat in metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH);
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat and any other drug candidates we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat and for any other future drug candidate;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report, the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and the section titled “Risk Factors” set forth in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$64,717	$75,840
Short-term marketable securities	79,852	75,410
Prepaid expenses and other current assets	1,503	1,524
Total current assets	146,072	152,774
Long-term marketable securities	—	7,408
Operating lease right-of-use assets	38	77
Other long-term assets	62	—
Total assets	$146,172	$160,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,223	$1,425
Accrued expenses and other current liabilities	3,918	2,951
Operating lease liabilities	39	78
Total current liabilities	7,180	4,454
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 30,674,855 shares issued and outstanding at March 31, 2025 and December 31, 2024	3	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	452,355	450,883
Accumulated deficit	(313,487)	(295,311)
Accumulated other comprehensive income	121	230
Total stockholders’ equity	138,992	155,805
Total liabilities and stockholders’ equity	$146,172	$160,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$15,342	$5,262
General and administrative	4,523	3,506
Total operating expenses	19,865	8,768
Loss from operations	(19,865)	(8,768)
Other income:
Interest income and other, net	1,689	2,139
Total other income	1,689	2,139
Net loss	$(18,176)	$(6,629)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.56)	$(0.23)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,195,345	29,039,427

Net loss	$(18,176)	$(6,629)
Other comprehensive loss:
Net unrealized loss on marketable securities	(109)	(23)
Total comprehensive loss	$(18,285)	$(6,652)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs of $7,796	9,000,000	1	—	—	104,731	—	—	104,732
Issuance of Series A common stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	759	—	—	759
Unrealized loss on marketable securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance at March 31, 2024	30,393,397	$3	1,520,490	$—	$446,381	$(256,373)	$7	$190,018

The accompanying notes are an integral part of these unaudited condensed financial statements

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(18,176)	$(6,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities	(535)	(193)
Non-cash operating lease expense	39	36
Stock-based compensation expense	1,472	759
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(687)	640
Accounts payable, accrued expenses and other current liabilities	3,390	(782)
Operating lease liabilities	(39)	(39)
Net cash used in operating activities	(14,536)	(6,208)
Cash flows from investing activities
Purchases of marketable securities	(15,575)	—
Sales and maturities of marketable securities	18,988	3,000
Net cash provided by investing activities	3,413	3,000
Cash flows from financing activities
Proceeds from sale of Series A common stock, net of issuance costs	—	105,750
Payment of financing costs	—	(1,018)
Proceeds from exercise of stock options	—	114
Net cash provided by financing activities	—	104,846
Net (decrease) increase in cash and cash equivalents	(11,123)	101,638
Cash and cash equivalents at beginning of period	75,840	75,139
Cash and cash equivalents at end of period	$64,717	$176,777

Supplemental non-cash investing and financing activities:
Deferred financing costs within accounts payable and accrued expenses	$245	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business and Basis of Presentation

Description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for metabolic dysfunction-associated steatohepatitis (MASH), acne, and select forms of cancer. FASCINATE-2, a Phase 2b clinical trial of denifanstat in MASH with liver biopsy-based primary endpoints, was successfully completed with positive results. Denifanstat has been granted Breakthrough Therapy designation by the FDA for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis), and end-of-Phase 2 interactions with the FDA have been successfully completed, supporting the advancement of denifanstat into further development. Sagimet’s second FASN inhibitor, TVB-3567, a potent and selective small molecule FASN inhibitor, received IND clearance in March 2025, allowing initiation of a first-in-human Phase 1 clinical trial in acne. The Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), is currently testing denifanstat in a Phase 3 trial in moderate to severe acne vulgaris and in a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab, both in China.

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 12, 2025. The accompanying interim financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include accruals of research and development expenses, accrued costs for services rendered under agreements with third-party contract research organizations (CROs) and stock option valuations and stock-based compensation. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of March 31, 2025, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of March 31, 2025, had an accumulated deficit of $313.5 million and cash, cash equivalents and marketable securities of $144.6 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

In July and August 2023, the Company completed its initial public offering (IPO) and, inclusive of the partial exercise of the underwriters’ overallotment option, the Company sold an aggregate of 6,026,772 shares of Series A common stock at a public offering price of $16.00 per share and received $86.2 million in net proceeds. In January 2024, the Company completed a follow-on offering whereby it sold 9,000,000 shares of its Series A common stock at a price of $12.50 per share and received $104.7 million in proceeds, net of issuance costs of $7.8 million.

In August 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the ATM Offering during the three months ended March 31, 2025.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

2.	Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies.

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

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(18,176)	$(6,629)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,195,345	29,039,427
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.56)	$(0.23)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase Series A common stock	5,494,659	3,518,803
Warrants to purchase Series A common stock	1,000	1,000
Unvested restricted stock units	1,098,399	1,125,840
Total	6,594,058	4,645,643

New accounting pronouncements not yet adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its disclosures and will adopt the ASU for its Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $64.2 million and $75.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $79.9 million and $82.8 million as of March 31, 2025 and December 31, 2024, respectively. These available-for-sale securities have expected maturities ranging from 0.03 to 10.7 months. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of March 31, 2025, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of Series A common stock warrant liability was immaterial as of March 31, 2025 and December 31, 2024, as well as the change in fair value during the three months ended March 31, 2025 and 2024. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2025
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$64,201	$—	$—	$64,201
Total cash equivalents		64,201	—	—	64,201
Short-term marketable securities:
Commercial paper	Level 2	20,988	4	(2)	20,990
Corporate debt securities	Level 2	4,465	2	—	4,467
U.S. Treasury securities	Level 2	39,924	109	—	40,033
Agency securities	Level 2	11,868	—	(2)	11,866
Asset-backed securities	Level 2	2,486	10	—	2,496
Total short-term marketable securities		79,731	125	(4)	79,852
Total cash equivalents and marketable securities		$143,932	$125	$(4)	$144,053

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$72,800	$—	$—	$72,800
U.S. Treasury securities	Level 2	2,477	—	—	2,477
Total cash equivalents		75,277	—	—	75,277
Short-term marketable securities:
Commercial paper	Level 2	14,447	25	(1)	14,471
Corporate debt securities	Level 2	6,909	7	—	6,916
U.S. Treasury securities	Level 2	27,493	123	—	27,616
Agency securities	Level 2	21,345	12	(2)	21,355
Asset-backed securities	Level 2	5,030	22	—	5,052
Total short-term marketable securities		75,224	189	(3)	75,410
Long-term marketable securities:
U.S. Treasury securities	Level 2	4,884	36	—	4,920
Asset-backed securities	Level 2	2,480	8	—	2,488
Total long-term marketable securities		7,364	44	—	7,408
Total cash equivalents and marketable securities		$157,865	$233	$(3)	$158,095

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Prepaid clinical costs	$226	$436
Prepaid research and development costs	112	48
Prepaid insurance	277	577
Deferred financing costs	625	306
Other	263	157
Total prepaid expenses and other current assets	$1,503	$1,524

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Accrued payroll-related costs	$423	$1,358
Accrued clinical costs	665	528
Accrued research and development costs	1,829	516
Accrued general and administrative costs	938	544
Accrued offering costs	47	—
Other	16	5
Total accrued expenses and other current liabilities	$3,918	$2,951

6.	Commitments and Contingencies

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

Operating lease costs were $39,000 and $37,000 for the three months ended March 31, 2025, and 2024, respectively.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of March 31, 2025.

7.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, and by 1,226,994 shares on January 1, 2025. As of March 31, 2025, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 4,667,978, of which 1,670,598 shares were available for future grant. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, increasing the total number of shares available for issuance under the Inducement Pool to 1,300,000 shares. As of March 31, 2025, 404,017 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options and restricted stock units for employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$1,223	$449
Restricted stock units	249	310
Total stock-based compensation expense	$1,472	$759
Included in:
General and administrative expense	$1,248	$513
Research and development expense	224	246
Total stock-based compensation expense	$1,472	$759

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

The following table summarizes stock option activity for the three months ended March 31, 2025 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2025	4,462,517	$6.58	7.4	$619
Granted	1,032,289	4.71
Forfeited/expired	(147)	23.05
Outstanding, March 31, 2025 (2)	5,494,659	$6.23	7.7	$26
Vested and expected to vest, March 31, 2025	5,494,659	$6.23	7.7	$26
Exercisable at March 31, 2025	2,741,368	$7.06	6.2	$—

____________

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)	Includes 492,729 performance-based options with a weighted-average exercise price of $6.42, all of which were fully vested and exercisable.

During the three months ended March 31, 2025 and 2024, the weighted average grant-date fair value per share of stock options granted was $3.71 and $4.34, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2024, was $0.1 million. Additionally, during the three months ended March 31, 2024, cash received from the exercise of stock options was approximately $0.1 million.

As of March 31, 2025, there was $11.1 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2025	844,382	$2.96
Granted	254,017	4.71
Outstanding, March 31, 2025	1,098,399	$3.36

As of March 31, 2025, the total unrecognized compensation expense related to unvested restricted stock units was $3.1 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected volatility	95.0%	96.0%
Risk-free interest rate	4.3%	4.1%
Dividend yield	—	—
Expected term (in years)	6.0	6.1

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, and by 215,497 shares on January 1, 2025. As of March 31, 2025, the aggregate maximum number of shares reserved for issuance under the ESPP was 644,748. No shares of Series A common stock have been issued under the ESPP to date.

8.	Related Party Transactions

Jinzi J. Wu, Ph.D., a member of the Company’s board of directors until June 2024, founded and serves as the chief executive officer of Ascletis, Gannex, and Ascletis Pharma.

During the three months ended March 31, 2024, the Company recognized $96,000 of expenses under the Ascletis license agreement, inclusive of manufacturing services fees charged by Ascletis pursuant to the manufacturing agreement with Ascletis which falls under the license agreement. These expenses are recorded in research and development expense in the statements of operations and comprehensive loss.

9.	Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is development and commercialization of therapeutics for the treatment of MASH and other diseases where FASN plays a pathogenic role. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations and comprehensive loss, for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
External research and development expenses	14,170	4,191
External general and administrative expenses	2,252	2,097
Personnel costs	1,951	1,478
Stock-based compensation	1,472	759
Other segment items (1)	(1,669)	(1,896)
Segment net loss	$18,176	$6,629

(1)	Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended March 31, 2025 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), acne, and select forms of cancer.

Denifanstat has been studied in over 740 people to date in our clinical trials, including our Phase 2 FASCINATE-1 and Phase 2b FASCINATE-2 clinical trials. In January 2024, we announced positive topline results from the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in MASH patients in the modified intention to treat (mITT) population, including:

•	The primary endpoints of ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis (denifanstat 52% vs. placebo 20%, p=0.0003), and MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (denifanstat 36% vs. placebo 13%, p=0.0044).
•	Multiple secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH (denifanstat 41% vs. placebo 18%, p=0.0102), MASH resolution with no worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0043), and a greater proportion of MRI-derived proton density fat fraction (MRI-PDFF) ≥30% responders relative to placebo (denifanstat 65% vs. placebo 21%, p<0.0001). MRI-PDFF responders are patients with ≥8% liver fat content at baseline who achieve a ≥30% relative reduction of liver fat at the end of treatment.

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

In June 2024, we presented positive data from the Phase 2b FASCINATE-2 clinical trial of denifanstat versus placebo in biopsy-confirmed MASH patients at the European Association for the Study of the Liver (EASL) Congress.  Our EASL presentation included the following 52-week data from the ITT, mITT, and F3 mITT patient populations:

•	The primary endpoint of ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 38% vs. placebo 16%, p=0.0035) or MASH resolution with ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 26% vs. placebo 11%, p=0.0173) in the ITT population.
•	Secondary endpoints of fibrosis improvement by ≥ 1 stage with no worsening of MASH in the ITT (denifanstat 30% vs. placebo 14%, p=0.040) and F3 mITT (denifanstat 49% vs. placebo 13%, p=0.0032) populations.
•	Fibrosis improvement by ≥ 2 stages with no worsening of MASH in the mITT (denifanstat 20% vs. placebo 2%, p=0.0065) and F3 mITT (denifanstat 34% vs. placebo 4%, p=0.0065) populations.

•	A statistically significant difference in progression to cirrhosis (F4) in mITT population (denifanstat 5% vs. placebo 11%, p=0.0386).
•	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1Receptor Agonist (denifanstat 42% vs. placebo 0%, p=0.034) in the mITT population.

•	A statistically significant increase in beneficial polyunsaturated triglycerides at the end of 52 weeks of treatment (+42% denifanstat vs. -4% placebo, p<0.001) in the mITT population.
•	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

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

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 clinical trials in MASH. The Phase 3 program design includes two double-blind, placebo-controlled multicenter registrational trials: FASCINATE-3, evaluating patients with F2/F3 (non-cirrhotic) MASH, and FASCINIT, evaluating patients with suspected or confirmed diagnosis of metabolic dysfunction-associated steatotic liver disease (MASLD)/MASH. While we are operationally ready to dose patients in the Phase 3 trials, we do not intend to initiate these trials until such time as we have sufficient funding to do so. We are currently exploring various alternatives to fund the ongoing development of denifanstat as a monotherapy.

In the second half of 2025, subject to consultation with regulatory authorities, we plan to initiate a Phase 1 clinical trial to evaluate the pharmacokinetics (PK) and tolerability of a combination of denifanstat and resmetirom with an anticipated data readout in the first half of 2026. We presented pre-clinical data at EASL in 2024 for two mouse models of MASH, showing that the combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and the thyroid hormone receptor beta (THRb) agonist, resmetirom, had a synergistic effect on important liver disease markers, including improvement of NAS by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points). The FASN inhibitor monotherapy showed 33% improvement, resmetirom monotherapy showed 25% improvement, and the combination of the two showed an 80% improvement, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs. Given that resmetirom (Rezdiffra™) is currently the only product approved for treatment of MASH, the planned Phase 1 clinical PK trial would allow us to explore the compatibility of resmetirom and denifanstat in humans. We anticipate building on the outcome of this Phase 1 clinical PK trial, if positive, to develop a combination product for MASH patients.

In addition to MASH, we are exploring our FASN inhibitors in acne, in which dysregulation of fatty acid metabolism also plays a key role. Denifanstat is currently being tested in China in moderate to severe acne vulgaris by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), in a Phase 3 clinical trial. In November 2024, Ascletis announced completion of enrollment of 480 patients in the acne Phase 3 clinical trial and that it expects to announce topline results in the second quarter of 2025.

In March 2025, we announced the clearance of our Investigational New Drug (IND) application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567. TVB-3567 is a potent and selective small molecule FASN inhibitor, planned to enter clinical development for the treatment of acne. The IND clearance allows us to initiate a first-in-human Phase 1 clinical trial of TVB-3567 for development of an acne indication, which we expect to initiate in the second half of 2025. The planned Phase 1 clinical trial will be a randomized double-blind placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is expected to be comprised of several parts, including single ascending dose cohorts and multiple ascending dose cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers.

We are also exploring the use of our FASN inhibitors in select forms of cancer. Denifanstat is currently being tested in China by Ascletis in a Phase 3 clinical trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab.

Components of results of operations

Research and development expenses

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include internal personnel-related costs (such as salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; as well as external costs, including costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with contract research organizations (CROs), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; and facility and other allocated costs.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$15,342	$5,262	$10,080	192%
General and administrative	4,523	3,506	1,017	29%
Total operating expenses	19,865	8,768	11,097	127%
Loss from operations	(19,865)	(8,768)	(11,097)	127%
Total other income	1,689	2,139	(450)	(21)
Net loss	$(18,176)	$(6,629)	$(11,547)	174%

Research and development – Research and development expenses for the three months ended March 31, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$11,479	$1,844	$9,635	523%
Manufacturing and non-clinical	2,123	2,001	122	6%
External consulting and other	568	346	222	64%
Subtotal - external expenses	$14,170	$4,191	$9,979	238%
Internal expenses
Personnel costs	$928	$582	$346	59%
Stock-based compensation	224	246	(22)	(9)%
Other internal operating expenses	20	243	(223)	(92)%
Subtotal - internal expenses	$1,172	$1,071	$101	9%
Total R&D expenses	$15,342	$5,262	$10,080	192%

Research and development expenses increased by $10.1 million, or 192%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily due to (i) a $9.6 million net increase in clinical trial expenses related primarily to start-up costs incurred for our Phase 3 program of denifanstat in MASH, which was partially offset by lower clinical trial expenses for the Phase 2b FASCINATE-2 trial as the trial was substantially complete in the first quarter of 2024 and topline results for the trial were announced in January 2024, and (ii) a $0.3 million increase in personnel costs due to an increase in headcount. External research and development expenses for denifanstat represent substantially all of the external expenses for the three months ended March 31, 2025 and 2024.

General and administrative – General and administrative expenses increased by $1.0 million, or 29%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 primarily due to (i) a $0.3 million increase in professional fees, largely due to public company compliance activities, and (ii) a $0.7 million increase in stock-based compensation.

Other income – Other income decreased by $0.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance during the three months ended March 31, 2025.

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

In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor) to establish an at-the-market offering (ATM Offering) through which we may offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock through Cantor acting as our sales agent. There were no sales under the ATM Offering during the three months ended March 31, 2025.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $144.6 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain maintain, expand and protect our intellectual property portfolio.

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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(14,536)	$(6,208)
Investing activities	3,413	3,000
Financing activities	—	104,846
Net (decrease) increase in cash and cash equivalents	$(11,123)	$101,638

Cash flows from operating activities. Net cash used in operating activities was $14.5 million for the three months ended March 31, 2025, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and other trial start-up costs for our Phase 3 program of denifanstat in MASH, as well as costs to build out our corporate infrastructure and costs associated with operating as a public company.

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2024, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical manufacturing costs related to the conduct of clinical pharmacology trials of denifanstat, as well as costs to build out our corporate infrastructure and costs associated with operating as a public company.

Cash flows from investing activities - Net cash used in investing activities was $3.4 million for the three months ended March 31, 2025 and related to proceeds received from the sale and maturity of marketable securities of $19.0 million, partially offset by purchases of marketable securities of $15.6 million.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2024 and related to proceeds received from the sale and maturity of marketable securities.

Cash flows from financing activities - Net cash provided by financing activities was $104.8 million for the three months ended March 31, 2024, which primarily related to the net cash proceeds of $105.7 million received from the sale of our Series A common stock in the January 2024 follow-on offering and $0.1 million in proceeds from stock options exercised during the period, partially offset by the payment of financing costs related to the January 2024 follow-on offering of $1.0 million.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. You should carefully consider the information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties described below, and the risk factors and other information contained in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025.

Our business may be materially adversely affected by the imposition of tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other governments.

There is currently significant uncertainty about the future relationship between the United States and certain other countries, including China, including potential changes with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. In April 2025, the United States imposed broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. Since this announcement and as of the date of this Quarterly Report, most tariffs for countries other than China have been suspended temporarily. We have previously utilized CMOs outside the United States, including in the UK, EU and China, for the supply of raw materials, API and finished product, and may do so in the future. The recently announced tariffs may lead to higher manufacturing costs, which would have an adverse effect on our business, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Board composition

Effective May 6, 2025, George Kemble, Ph.D. will transition from his executive officer position as Executive Chairman, and will move into the role of non-executive Chair of the Board. Also, on May 6, 2025, our Board appointed Beth Seidenberg, M.D. to serve as Lead Independent Director of the Board, effective May 6, 2025.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

SAGIMET BIOSCIENCES, INC.

Date: May 8, 2025	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)