Form 10-Q
period 2025-06-30
Sagimet Biosciences Inc.
filed 2025-08-13
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at August 5, 2025 was 31,001,109 and 1,520,490, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat, TVB-3567 or any other drug candidates we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat, TVB-3567 or any other drug candidates we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat, TVB-3567 or any other future drug candidate;
●	our estimate of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat, TVB-3567 and any other drug candidates we may develop;
●	our plans relating to commercializing denifanstat, TVB-3567 and any other drug candidates we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat, TVB-3567 and any other drug candidates we may develop, including additional indications that we may pursue for denifanstat, TVB-3567 or other drug candidates;
●	our ability to obtain sufficient funding or enter into a strategic collaboration to initiate Phase 3 clinical trials for denifanstat in metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH);
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat, TVB-3567 and any other drug candidates we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat, TVB-3567 and any other drug candidates we may develop, as well as the pricing and reimbursement of denifanstat, TVB-3567 and any other drug candidates we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat, TVB-3567 and for any other future drug candidate;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,327	$75,840
Short-term marketable securities	83,080	75,410
Prepaid expenses and other current assets	1,789	1,524
Total current assets	127,196	152,774
Long-term marketable securities	10,059	7,408
Operating lease right-of-use assets	152	77
Total assets	$137,407	$160,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,921	$1,425
Accrued expenses and other current liabilities	5,174	2,951
Operating lease liabilities	152	78
Total current liabilities	7,247	4,454
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 30,674,954 shares issued and outstanding at June 30, 2025; 30,674,855 shares issued and outstanding at December 31, 2024	3	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	453,954	450,883
Accumulated deficit	(323,873)	(295,311)
Accumulated other comprehensive income	76	230
Total stockholders’ equity	130,160	155,805
Total liabilities and stockholders’ equity	$137,407	$160,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,248	6,313	$22,590	$11,575
General and administrative	4,677	4,276	9,200	7,782
Total operating expenses	11,925	10,589	31,790	19,357
Loss from operations	(11,925)	(10,589)	(31,790)	(19,357)
Other income:
Interest income and other, net	1,539	2,471	3,228	4,610
Total other income	1,539	2,471	3,228	4,610
Net loss	$(10,386)	$(8,118)	$(28,562)	$(14,747)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.32)	$(0.25)	$(0.89)	$(0.48)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,195,366	31,913,887	32,195,355	30,476,657

Net loss	$(10,386)	$(8,118)	$(28,562)	$(14,747)
Other comprehensive loss:
Net unrealized loss on marketable securities	(45)	(30)	(154)	(53)
Total comprehensive loss	$(10,431)	$(8,148)	$(28,716)	$(14,800)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992
Issuance of Series A common stock upon exercise of stock options	99	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,598	—	—	1,598
Unrealized loss on marketable securities	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(10,386)	—	(10,386)
Balance at June 30, 2025	30,674,954	$3	1,520,490	$—	$453,954	$(323,873)	$76	$130,160

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs of $7,796	9,000,000	1	—	—	104,731	—	—	104,732
Issuance of Series A common stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	759	—	—	759
Unrealized loss on marketable securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance at March 31, 2024	30,393,397	$3	1,520,490	$—	$446,381	$(256,373)	$7	$190,018
Issuance costs related to sale of Series A common stock	—	—	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	—	—	1,449	—	—	1,449
Unrealized loss on marketable securities	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(8,118)	—	(8,118)
Balance at June 30, 2024	30,393,397	$3	1,520,490	$—	$447,803	$(264,491)	$(23)	$183,292

The accompanying notes are an integral part of these unaudited condensed financial statements

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,562)	$(14,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities	(761)	(670)
Non-cash operating lease expense	77	71
Stock-based compensation expense	3,070	2,208
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(722)	1,048
Accounts payable, accrued expenses and other current liabilities	3,339	309
Operating lease liabilities	(78)	(61)
Net cash used in operating activities	(23,637)	(11,842)
Cash flows from investing activities
Purchases of marketable securities	(58,528)	(82,952)
Sales and maturities of marketable securities	48,651	10,795
Net cash used in investing activities	(9,877)	(72,157)
Cash flows from financing activities
Proceeds from sale of Series A common stock, net of issuance costs	—	105,750
Payment of financing costs	—	(1,045)
Proceeds from exercise of stock options	1	114
Net cash provided by financing activities	1	104,819
Net (decrease) increase in cash and cash equivalents	(33,513)	20,820
Cash and cash equivalents at beginning of period	75,840	75,139
Cash and cash equivalents at end of period	$42,327	$95,959

Supplemental non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$152	$149

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business and Basis of Presentation

Description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for metabolic dysfunction-associated steatohepatitis (MASH), acne, and select forms of cancer. FASCINATE-2, a Phase 2b clinical trial of denifanstat in MASH with liver biopsy-based primary endpoints, was successfully completed with positive results. Denifanstat has been granted Breakthrough Therapy designation by the FDA for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis), and end-of-Phase 2 interactions with the FDA have been successfully completed, supporting the advancement of denifanstat into further development. In a press release on June 3, 2025, the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), announced denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris. Ascletis is also currently testing denifanstat in a Phase 3 trial in recurrent glioblastoma multiforme (GBM) in combination with bevacizumab, in China. Sagimet’s second FASN inhibitor, TVB-3567, a potent and selective small molecule FASN inhibitor, received IND clearance in March 2025, and in June 2025 the Company initiated a first-in-human Phase 1 clinical trial of TVB-3567 for development of an acne indication.

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

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 12, 2025. The accompanying interim financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

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

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of June 30, 2025, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of June 30, 2025, had an accumulated deficit of $323.9 million and cash, cash equivalents and marketable securities of $135.5 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

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

In August 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the ATM Offering during the three and six months ended June 30, 2025.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

The following tables presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,386)	$(8,118)	$(28,562)	$(14,747)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,195,366	31,913,887	32,195,355	30,476,657
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.32)	$(0.25)	$(0.89)	$(0.48)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase Series A common stock	5,738,868	4,464,067	5,738,868	4,464,067
Warrant to purchase Series A common stock	1,000	1,000	1,000	1,000
Restricted stock units	1,098,399	1,125,840	1,098,399	1,125,840
Total	6,838,267	5,590,907	6,838,267	5,590,907

New accounting pronouncements not yet adopted

The Company considers the applicability and impact of all ASUs. ASUs not discussed below were assessed and either determined to be not applicable or expected to have a minimal impact on the Company’s financial statements.

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

As of June 30, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $42.0 million and $75.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $93.1 million and $82.8 million as of June 30, 2025 and December 31, 2024, respectively. These available-for-sale securities have expected maturities ranging from 0.5 to 16.8 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of June 30, 2025, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of the Series A common stock warrant liability was immaterial as of June 30, 2025 and December 31, 2024, as well as the change in fair value during the three and six months ended June 30, 2025 and 2024. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2025
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$42,020	$—	$—	$42,020
Total cash equivalents		42,020	—	—	42,020
Short-term marketable securities:
Commercial paper	Level 2	23,561	1	(7)	23,555
Corporate debt securities	Level 2	3,968	—	—	3,968
U.S. Treasury securities	Level 2	39,580	51	(8)	39,623
Agency securities	Level 2	11,921	1	(2)	11,920
Asset-backed securities	Level 2	3,997	17	—	4,014
Total short-term marketable securities		83,027	70	(17)	83,080
Long-term marketable securities:
U.S. Treasury securities	Level 2	10,036	23	—	10,059
Total long-term marketable securities		10,036	23	—	10,059
Total cash equivalents and marketable securities		$135,083	$93	$(17)	$135,159

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$72,800	$—	$—	$72,800
U.S. Treasury securities	Level 2	2,477	—	—	2,477
Total cash equivalents		75,277	—	—	75,277
Short-term marketable securities:
Commercial paper	Level 2	14,447	25	(1)	14,471
Corporate debt securities	Level 2	6,909	7	—	6,916
U.S. Treasury securities	Level 2	27,493	123	—	27,616
Agency securities	Level 2	21,345	12	(2)	21,355
Asset-backed securities	Level 2	5,030	22	—	5,052
Total short-term marketable securities		75,224	189	(3)	75,410
Long-term marketable securities:
U.S. Treasury securities	Level 2	4,884	36	—	4,920
Asset-backed securities	Level 2	2,480	8	—	2,488
Total long-term marketable securities		7,364	44	—	7,408
Total cash equivalents and marketable securities		$157,865	$233	$(3)	$158,095

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Prepaid clinical costs	$312	$436
Prepaid research and development costs	581	48
Prepaid insurance	103	577
Deferred financing costs	620	306
Other	173	157
Total prepaid expenses and other current assets	$1,789	$1,524

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Accrued payroll-related costs	$865	$1,358
Accrued clinical costs	2,268	528
Accrued research and development costs	780	516
Accrued general and administrative costs	1,260	544
Other	1	5
Total accrued expenses and other current liabilities	$5,174	$2,951

6.	Commitments and Contingencies

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

Facility Lease Agreement

On March 12, 2019, the Company executed a 38-month non-cancelable operating lease agreement for 3,030 square feet of office space for its headquarters facility in San Mateo, California, which commenced April 1, 2019. In December, 2021, the lease agreement was amended to extend the term of the lease through June 2024; in April 2024, the Company amended the lease agreement to (i) extend the lease through June 30, 2025 and (ii) increase the monthly lease payment to approximately $13,000 beginning on July 1, 2024, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.1 million on the amendment date. In May 2025, the Company amended the lease agreement to extend the term of the lease through June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.2 million on the amendment date.

Operating lease costs were $41,000 and $37,000 for the three months ended June 30, 2025, and 2024, respectively and $80,000 and $74,000 for the six months ended June 30, 2025 and 2024, respectively.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of June 30, 2025.

7.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, and by 1,226,994 shares on January 1, 2025. As of June 30, 2025, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 4,667,978, of which 1,426,290 shares were available for future grant. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, increasing the total number of shares available for issuance under the Inducement Pool to 1,300,000 shares. As of June 30, 2025, 404,017 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options and restricted stock units for employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$1,316	$1,138	$2,539	$1,587
Restricted stock units	282	311	531	621
Total stock-based compensation expense	$1,598	$1,449	$3,070	$2,208
Included in:
General and administrative expense	$1,366	$1,181	$2,614	$1,694
Research and development expense	232	268	456	514
Total stock-based compensation expense	$1,598	$1,449	$3,070	$2,208

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

The following table summarizes stock option activity for the six months ended June 30, 2025 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2025	4,462,517	$6.58	7.4	$619
Granted	1,276,597	4.83
Exercised	(99)	4.71
Forfeited/expired	(147)	23.05
Outstanding, June 30, 2025 (2)	5,738,868	$6.19	7.5	$10,766
Vested and expected to vest, June 30, 2025	5,738,868	$6.19	7.5	$10,766
Exercisable at June 30, 2025	3,136,774	$6.85	6.3	$4,042

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)	Includes 492,729 performance-based options with a weighted-average exercise price of $6.42, all of which were fully vested and exercisable.

During the six months ended June 30, 2025 and 2024, the weighted average grant-date fair value per share of stock options granted was $3.77 and $3.58, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024, was de minimis and $0.1 million, respectively. Additionally, during the six months ended June 30, 2025 and 2024, cash received from the exercise of stock options was approximately $1,000 and $0.1 million, respectively.

As of June 30, 2025, there was $10.8 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.4 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2025	844,382	$2.96
Granted	254,017	4.71
Outstanding, June 30, 2025	1,098,399	$3.36

As of June 30, 2025, the total unrecognized compensation expense related to unvested restricted stock units was $2.8 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Six Months Ended June 30,
	2025	2024
Expected volatility	95 - 96%	92 - 96%
Risk-free interest rate	4.1 - 4.3%	4.1 - 4.5%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.0	5.3 - 6.1

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, and by 215,497 shares on January 1, 2025. As of June 30, 2025, the aggregate maximum number of shares reserved for issuance under the ESPP was 644,748. No shares of Series A common stock have been issued under the ESPP to date.

8.	Related Party Transactions

Jinzi J. Wu, Ph.D., a member of the Company’s board of directors until June 2024, founded and serves as the chief executive officer of Ascletis, Gannex, and Ascletis Pharma.

During the six months ended June 30, 2024, the Company recognized $0.1 million of expenses under the Ascletis license agreement, inclusive of manufacturing services fees charged by Ascletis pursuant to the manufacturing agreement with Ascletis which falls under the license agreement. These expenses are recorded in research and development expense in the statements of operations and comprehensive loss.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations and comprehensive loss, for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Denifanstat external research and development expenses	4,758	5,088	18,094	9,279
TVB-3567 external research and development expenses	1,386	15	2,220	15
External general and administrative expenses	2,379	2,245	4,631	4,342
Personnel costs	1,775	1,516	3,726	2,994
Stock-based compensation	1,598	1,449	3,070	2,208
Other segment items (1)	(1,510)	(2,195)	(3,179)	(4,091)
Segment net loss	$10,386	$8,118	$28,562	$14,747
(1)	Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.

10.  Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to capitalization of research and development expenses, among others. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently in the process of assessing the potential impact of this legislation on its deferred tax assets, financial statements and related disclosures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended June 30, 2025 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Denifanstat has been studied in over 1,000 people to date in clinical trials of several disease indications. Denifanstat has achieved primary and secondary endpoints with statistical significance in our Phase 2b clinical trial in MASH and in a Phase 3 acne clinical trial conducted by our license partner.

In January 2024, we announced that denifanstat had met both primary endpoints and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The trial results were published in October 2024 in The Lancet Gastroenterology & Hepatology.

●	Both primary endpoints were met:
●	A ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis in both modified intention to treat (mITT) and intention to treat (ITT) populations (mITT population: denifanstat 52% vs. placebo 20%, p=0.0003; ITT population: denifanstat 38% vs. placebo 16%, p=0.0035), and
●	MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (mITT population: denifanstat 36% vs. placebo 13%, p=0.0044; ITT population: denifanstat 26% vs. placebo 11%, p=0.0173).
●	Multiple secondary endpoints were met, including:
●	The 2 histology endpoints used by the U.S. Food and Drug Administration (FDA) for accelerated approval in Phase 3 programs; fibrosis improvement by ≥ 1 stage with no worsening of MASH (mITT population: denifanstat 41% vs. placebo 18%, p=0.0102) and MASH resolution with no worsening of fibrosis (mITT population: denifanstat 38% vs. placebo 16%, p=0.0043).
●	MRI-derived proton density fat fraction (MRI-PDFF) response relative to placebo (mITT population: denifanstat 65% vs. placebo 21%, p<0.0001). MRI-PDFF responders are patients with ≥8% liver fat content at baseline who achieve a ≥30% relative reduction of liver fat at the end of treatment.

Denifanstat demonstrated anti-fibrotic activity, including in patients with advanced fibrosis, based on results in the F3 mITT population and qF4 patients (qF4 patients are AI-defined F4, based on the second harmonic generation (SGH) HistoIndex platform, which may encompass late stage F3 as well as F4 patients):

●	Fibrosis improvement by ≥ 1 stage with no worsening of MASH (F3 mITT population: denifanstat 49% vs. placebo 13%, p=0.0032).

●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH (mITT population: denifanstat 20% vs. placebo 2%, p=0.0065; F3 mITT population: denifanstat 34% vs. placebo 4%, p=0.0065).
●	A statistically significant difference in progression to cirrhosis (F4) (mITT population: denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1 Receptor Agonist (mITT population: denifanstat 42% vs. placebo 0%, p=0.034).
●	85% of qF4 patients decreased by 1 or 2 qFibrosis stages measured by AI-based pathology (SGH, HistoIndex).
●	Statistically significant liver fibrosis regression in the portal and peri-portal regions (observed with AI-based digital pathology). Select fibrosis parameters in the peri-portal and portal regions are part of AI-based composite score that have been recently linked to major adverse liver outcomes (MALO) and mortality.

Other key results of the Phase 2b FASCINATE-2 clinical trial included:

●	A statistically significant increase in polyunsaturated triglycerides (potential for cardiovascular benefit) at the end of 52 weeks of treatment (mITT population: +42% denifanstat vs. -4% placebo, p<0.001).

●	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/ml with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

In the study, the ITT definition was consistent with the FDA’s historical recommendation that patients without a second biopsy be considered treatment failures.

As in prior studies, denifanstat was generally well tolerated. No treatment-related serious adverse events (SAEs) were observed, and the majority of adverse events (AEs) were mild to moderate in nature (Grades 1 and 2). There were no Grade ≥3 treatment-related AEs and no drug-induced liver injury (DILI) signal in the study. The most common treatment-related AEs by system organ class (observed in ≥5% of patients in the study) were eye disorders, gastrointestinal disorders, and skin and subcutaneous tissue disorders. The incidence of treatment emergent adverse events (TEAEs) leading to treatment discontinuation was 19.6% in the denifanstat group compared to 5.4% in placebo.

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

In October 2024, we completed successful end-of-Phase 2 interactions with the FDA, supporting the advancement of denifanstat into Phase 3 clinical trials in MASH, for which we are currently exploring funding alternatives.

In the second half of 2025, subject to consultation with regulatory authorities, we plan to initiate a Phase 1 clinical trial to evaluate the pharmacokinetics (PK) and tolerability of a combination of denifanstat and resmetirom with an anticipated data readout in the first half of 2026. We presented preclinical data at EASL in 2024 for two mouse models of MASH, showing that the combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and the thyroid hormone receptor beta (THRb) agonist, resmetirom (Rezdiffra™), had a synergistic effect on important liver disease markers, including improvement of NAS by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points), which was 33% for FASN inhibitor monotherapy, 25% for resmetirom monotherapy, and 80% for the combination of the two, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs. Given that resmetirom is currently the only product approved for treatment of MASH, the planned Phase 1 clinical PK trial would allow us to explore the compatibility of resmetirom and denifanstat in humans. We anticipate building on the outcome of this Phase 1 clinical PK trial, if positive, to develop a combination product for MASH patients.

In addition to MASH, we are exploring our FASN inhibitors in acne, in which dysregulation of fatty acid metabolism also plays a key role. In a press release on June 3, 2025, our license partner, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma) announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris, in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial in China to evaluate the safety and efficacy of denifanstat for the treatment of patients with moderate to severe acne. The 480 enrolled patients were randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

In its June 3, 2025 press release, Ascletis reported the following efficacy data from the Phase 3 trial of denifanstat in moderate to severe acne vulgaris:

●	All primary endpoints were met, including:

●	the percentage of treatment success (defined as an Investigator’s Global Assessment (IGA) score of 0 (clear) or 1 (almost clear) with at least a 2-point decrease from baseline) (denifanstat 33.2% vs. placebo 14.6%, p<0.0001).

●	the percentage change in total lesion count (denifanstat -57.4% vs. placebo -35.4%, p<0.0001).

●	the percentage change in inflammatory lesion count (denifanstat -63.5% vs. placebo -43.2%, p<0.0001).

●	The secondary endpoint of change in non-inflammatory lesion count was also met (denifanstat -51.9% vs. placebo -28.9%, p<0.0001).

In its June 3, 2025 press release, Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of treatment-emergent adverse events (TEAE) were comparable between denifanstat and placebo. No incidence rate of TEAEs in any category exceeded 10%.

Ascletis indicated in its June 3, 2025 press release that it plans to submit denifanstat for approval to the China National Medical Products Administration for the treatment of moderate to severe acne.

In March 2025, we announced the clearance of our Investigational New Drug (IND) application for a first-in-human Phase 1 clinical trial of our second FASN inhibitor, TVB-3567. TVB-3567 is a potent and selective small molecule FASN inhibitor, planned to enter clinical development for the treatment of acne. In June 2025, we initiated a first-in-human Phase 1 clinical trial of TVB-3567 for development of an acne indication. The Phase 1 clinical trial is a randomized double-blind placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is comprised of several parts, including single ascending dose cohorts and multiple ascending dose cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers.

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

We expect our general and administrative expenses to increase for the foreseeable future as we increase our headcount and continue to grow our corporate infrastructure. We also anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to audit, legal and tax-related services associated with maintaining compliance with Securities and Exchange Commission (SEC) rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities offset by accretion of discounts to maturity on our marketable securities.

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$7,248	$6,313	$935	15%
General and administrative	4,677	4,276	401	9%
Total operating expenses	11,925	10,589	1,336	13%
Loss from operations	(11,925)	(10,589)	(1,336)	13%
Total other income	1,539	2,471	(932)	(38)%
Net loss	$(10,386)	$(8,118)	$(2,268)	28%

Research and development – Research and development expenses for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$3,811	$2,773	$1,038	37%
Manufacturing and non-clinical	1,817	1,916	(99)	(5)%
External consulting and other	516	414	102	25%
Subtotal - external expenses	$6,144	$5,103	$1,041	20%
Internal expenses
Personnel costs	$843	$666	$177	27%
Stock-based compensation	232	268	(36)	(13)%
Other internal operating expenses	29	276	(247)	(89)%
Subtotal - internal expenses	$1,104	$1,210	$(106)	(9)%
Total research and development expenses	$7,248	$6,313	$935	15%

Research and development expenses increased by $0.9 million, or 15%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily due to (i) a $1.0 million increase in clinical development and research expenses related primarily to clinical trial costs incurred for our Phase 3 program of denifanstat in MASH, as well as costs incurred for the first-in-human Phase 1 clinical trial of TVB-3567, which was initiated in June 2025, and (ii) a $0.2 million increase in personnel costs due to an increase in headcount. These increases were partially offset by a $0.2 million decrease in other internal operating expenses.

External research and development expenses for the three months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Denifanstat external research and development expense	$4,758	$5,088	$(330)	(6)%
TVB-3567 external research and development expenses	1,386	15	1,371	9,140%
Total external research and development expenses	$6,144	$5,103	$1,041	20%

General and administrative – General and administrative expenses increased by $0.4 million, or 9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 primarily due to (i) a $0.3 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation driven by an increase in headcount, and (ii) a $0.1 million increase in consulting and professional fees, driven by legal fees.

Other income – Other income decreased by $0.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$22,590	$11,575	$11,015	95%
General and administrative	9,200	7,782	1,418	18%
Total operating expenses	31,790	19,357	12,433	64%
Loss from operations	(31,790)	(19,357)	(12,433)	64%
Total other income	3,228	4,610	(1,382)	(30)%
Net loss	$(28,562)	$(14,747)	$(13,815)	94%

Research and development – Research and development expenses for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$15,290	$4,617	$10,673	231%
Manufacturing and non-clinical	3,940	3,917	23	1%
External consulting and other	1,084	760	324	43%
Subtotal - external expenses	$20,314	$9,294	$11,020	119%
Internal expenses
Personnel costs	$1,771	$1,248	$523	42%
Stock-based compensation	456	514	(58)	(11)%
Other internal operating expenses	49	519	(470)	(91)%
Subtotal - internal expenses	$2,276	$2,281	$(5)	(0)%
Total research and development expenses	$22,590	$11,575	$11,015	95%

Research and development expenses increased by $11.0 million, or 95%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily due to (i) a $10.7 million increase in clinical development and research expenses related primarily to clinical trial costs incurred for our Phase 3 program of denifanstat in MASH, as well as costs incurred for the first-in-human Phase 1 clinical trial of TVB-3567, which was initiated in June 2025, partially offset by lower clinical trial expenses for the Phase 2b FASCINATE-2 trial as the trial was substantially complete in the first quarter of 2024 and topline results for the trial were announced in January 2024, and (ii) a $0.5 million increase in personnel costs due to an increase in headcount. These increases were partially offset by a $0.5 million decrease in other internal operating expenses.

External research and development expenses for the six months ended June 30, 2025 and 2024 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Denifanstat external research and development expense	$18,094	$9,279	$8,815	95%
TVB-3567 external research and development expenses	2,220	15	2,205	14,700%
Total external research and development expenses	$20,314	$9,294	$11,020	119%

General and administrative – General and administrative expenses increased by $1.4 million, or 18%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 primarily due to (i) a $1.1 million increase in personnel costs, inclusive of a $1.0 million increase in stock-based compensation driven by an increase in headcount, and (ii) a $0.4 million increase in consulting and professional fees, driven by legal fees.

Other income – Other income decreased by $1.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance during the six months ended June 30, 2025.

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

In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (Cantor) to establish an at-the-market offering (ATM Offering) through which we may offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock through Cantor acting as our sales agent. There were no sales under the ATM Offering during the three and six months ended June 30, 2025.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $135.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain, maintain, expand and protect our intellectual property portfolio.

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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(23,637)	$(11,842)
Investing activities	(9,877)	(72,157)
Financing activities	1	104,819
Net (decrease) increase in cash and cash equivalents	$(33,513)	$20,820

Cash flows from operating activities. Net cash used in operating activities was $23.6 million for the six months ended June 30, 2025, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and other trial costs for our Phase 3 program of denifanstat in MASH, clinical development and manufacturing costs for TVB-3567, as well as costs associated with operating as a public company.

Net cash used in operating activities was $11.8 million for the six months ended June 30, 2024, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and other trial start-up costs for our Phase 3 program of denifanstat in MASH, as well as costs to build out our corporate infrastructure and costs associated with being a public company.

Cash flows from investing activities - Net cash used in investing activities was $9.9 million for the six months ended June 30, 2025 and related to purchases of marketable securities of $58.5 million, partially offset by proceeds received from the sale and maturity of marketable securities of $48.6 million.

Net cash used in investing activities was $72.2 million for the six months ended June 30, 2024 and related to purchases of marketable securities of $83.0 million, partially offset by proceeds received from the sale and maturity of marketable securities of $10.8 million.

Cash flows from financing activities – Net cash provided by financing activities was approximately $1,000 for the six months ended June 30, 2025, relating to proceeds from stock option exercises during the period.

Net cash provided by financing activities was $104.8 million for the six months ended June 30, 2024, which primarily related to net cash proceeds of $105.7 million received from the sale of Series A common stock in our January 2024 follow-on offering and $0.1 million in proceeds from stock option exercises during the period, offset by the payment of financing costs related to the January 2024 follow-on offering of $1.0 million.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

10.1	Third amendment to Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of May 5, 2025	Filed herewith

10.2●	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and David Happel, dated June 6, 2025	Filed herewith

10.3●	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Thierry Chauche, dated June 6, 2025	Filed herewith

10.4●	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Eduardo Martins, dated June 6, 2025	Filed herewith

10.5●	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Elizabeth Rozek, dated June 6, 2025	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

SAGIMET BIOSCIENCES, INC.

Date: August 13, 2025	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)