Form 10-Q
period 2025-09-30
Sagimet Biosciences Inc.
filed 2025-11-13
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at November 6, 2025 was 31,001,109 and 1,520,490, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat, TVB-3567 or any other future drug candidate or combination therapy;
●	our estimate of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development efforts for denifanstat;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop;
●	our plans relating to commercializing denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved, including the geographic areas of focus and our ability to grow a sales team;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, including additional indications that we may pursue for denifanstat, TVB-3567 or other drug candidates or combination therapies;
●	our ability to obtain sufficient funding or enter into a strategic collaboration to initiate Phase 3 clinical trials for denifanstat in metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH);
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, as well as the pricing and reimbursement of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat, TVB-3567 and for any other future drug candidate or combination therapy;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,496	$75,840
Short-term marketable securities	84,197	75,410
Prepaid expenses and other current assets	2,787	1,524
Total current assets	119,480	152,774
Long-term marketable securities	8,806	7,408
Operating lease right-of-use assets	115	77
Total assets	$128,401	$160,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,243	$1,425
Accrued expenses and other current liabilities	4,788	2,951
Operating lease liabilities	115	78
Total current liabilities	9,146	4,454
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 31,001,109 shares issued and outstanding at September 30, 2025; 30,674,855 shares issued and outstanding at December 31, 2024	3	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 1,520,490 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	455,916	450,883
Accumulated deficit	(336,781)	(295,311)
Accumulated other comprehensive income	117	230
Total stockholders’ equity	119,255	155,805
Total liabilities and stockholders’ equity	$128,401	$160,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$9,730	12,653	$32,320	$24,228
General and administrative	4,604	4,249	13,804	12,031
Total operating expenses	14,334	16,902	46,124	36,259
Loss from operations	(14,334)	(16,902)	(46,124)	(36,259)
Other income:
Interest income and other, net	1,426	2,283	4,654	6,893
Total other income	1,426	2,283	4,654	6,893
Net loss	$(12,908)	$(14,619)	$(41,470)	$(29,366)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.40)	$(0.45)	$(1.28)	$(0.95)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,464,893	32,143,336	32,286,188	31,036,271

Net loss	$(12,908)	$(14,619)	$(41,470)	$(29,366)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	41	464	(113)	411
Total comprehensive loss	$(12,867)	$(14,155)	$(41,583)	$(28,955)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992
Issuance of Series A common stock upon exercise of stock options	99	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,598	—	—	1,598
Unrealized loss on marketable securities	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(10,386)	—	(10,386)
Balance at June 30, 2025	30,674,954	$3	1,520,490	$—	$453,954	$(323,873)	$76	$130,160
Issuance of Series A common stock for vesting of restricted stock units	281,462	—	—	—	—	—	—	—
Issuance of Series A common stock upon exercise of stock options	44,693	—	—	—	274	—	—	274
Stock-based compensation expense	—	—	—	—	1,688	—	—	1,688
Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	(12,908)	—	(12,908)
Balance at September 30, 2025	31,001,109	$3	1,520,490	$—	$455,916	$(336,781)	$117	$119,255

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs of $7,796	9,000,000	1	—	—	104,731	—	—	104,732
Issuance of Series A common stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Stock-based compensation expense	—	—	—	—	759	—	—	759
Unrealized loss on marketable securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(6,629)	—	(6,629)
Balance at March 31, 2024	30,393,397	$3	1,520,490	$—	$446,381	$(256,373)	$7	$190,018
Issuance costs related to sale of Series A common stock	—	—	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	—	—	1,449	—	—	1,449
Unrealized loss on marketable securities	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(8,118)	—	(8,118)
Balance at June 30, 2024	30,393,397	$3	1,520,490	$—	$447,803	$(264,491)	$(23)	$183,292
Issuance of Series A common stock for vesting of restricted stock units	281,458	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,546	—	—	1,546
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	464	464
Net loss	—	—	—	—	—	(14,619)	—	(14,619)
Balance at September 30, 2024	30,674,855	$3	1,520,490	$—	$449,349	$(279,110)	$441	$170,683

The accompanying notes are an integral part of these unaudited condensed financial statements

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(41,470)	$(29,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(689)	(1,197)
Non-cash operating lease expense	114	108
Stock-based compensation expense	4,758	3,754
Write-off of deferred financing costs	230	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,547)	(3,261)
Accounts payable, accrued expenses and other current liabilities	4,902	(1,351)
Operating lease liabilities	(115)	(98)
Net cash used in operating activities	(33,817)	(31,411)
Cash flows from investing activities
Purchases of marketable securities	(89,788)	(94,329)
Sales and maturities of marketable securities	79,986	22,796
Net cash used in investing activities	(9,802)	(71,533)
Cash flows from financing activities
Proceeds from sale of Series A common stock, net of issuance costs	—	105,750
Payment of financing costs	—	(1,045)
Proceeds from exercise of stock options	275	114
Net cash provided by financing activities	275	104,819
Net (decrease) increase in cash and cash equivalents	(43,344)	1,875
Cash and cash equivalents at beginning of period	75,840	75,139
Cash and cash equivalents at end of period	$32,496	$77,014

Supplemental non-cash investing and financing activities:
Deferred financing costs within accounts payable and accrued expenses	$75	$75
Right-of-use assets obtained in exchange for operating lease obligations	$152	$149

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

In MASH, denifanstat met all primary and multiple secondary endpoints in FASCINATE-2, a Phase 2b clinical trial, was granted Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA) and has completed end-of-Phase 2 interactions with the FDA. In September 2025, the Company initiated a Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and a thyroid hormone receptor beta (THR-β) agonist, resmetirom, for development in MASH.

In acne, denifanstat met all primary and secondary endpoints in a Phase 3 trial in moderate to severe acne vulgaris conducted by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. In June 2025, the Company initiated a first-in-human Phase 1 clinical trial of Sagimet’s second FASN inhibitor, TVB-3567, a potent and selective small molecule FASN inhibitor, for development of an acne indication.

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

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 12, 2025. The accompanying interim financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 have been derived from the audited financial statements as of that date.

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

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of September 30, 2025, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of September 30, 2025, had an accumulated deficit of $336.8 million and cash, cash equivalents and marketable securities of $125.5 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

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

In August 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (2024 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. In connection with the establishment of the 2025 ATM Offering (as defined below), the Company terminated the 2024 ATM Offering. No shares of Series A common stock were sold under the 2024 ATM Offering prior to such termination.

In August 2025, the Company entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the 2025 ATM Offering during the three months ended September 30, 2025.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(12,908)	$(14,619)	$(41,470)	$(29,366)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,464,893	32,143,336	32,286,188	31,036,271
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.40)	$(0.45)	$(1.28)	$(0.95)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase Series A common stock	5,694,175	4,322,367	5,694,175	4,322,367
Warrants to purchase Series A common stock	1,000	1,000	1,000	1,000
Restricted stock units	816,937	844,382	816,937	844,382
Total	6,512,112	5,167,749	6,512,112	5,167,749

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on its disclosures and will adopt the ASU for its Annual Report on Form 10-K for the year ended December 31, 2025.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to capitalization of research and development expenses, among others. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently in the process of assessing the potential impact of this legislation on its deferred tax assets, financial statements and related disclosures.

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

As of September 30, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $32.1 million and $75.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $93.0 million and $82.8 million as of September 30, 2025 and December 31, 2024, respectively. These available-for-sale securities have expected maturities ranging from 0.1 to 15.2 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of September 30, 2025, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of the Series A common stock warrant liability was immaterial as of September 30, 2025 and December 31, 2024, as well as the change in fair value during the three and nine months ended September 30, 2025 and 2024. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2025
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$32,083	$—	$—	$32,083
Total cash equivalents		32,083	—	—	32,083
Short-term marketable securities:
Commercial paper	Level 2	19,845	13	—	19,858
Corporate debt securities	Level 2	1,485	2	—	1,487
U.S. Treasury securities	Level 2	52,227	66	(1)	52,292
Agency securities	Level 2	4,491	2	—	4,493
Asset-backed securities	Level 2	6,054	13	—	6,067
Total short-term marketable securities		84,102	96	(1)	84,197
Long-term marketable securities:
Commercial paper	Level 2	2,757	—	(1)	2,756
U.S. Treasury securities	Level 2	6,027	23	—	6,050
Total long-term marketable securities		8,784	23	(1)	8,806
Total cash equivalents and marketable securities		$124,969	$119	$(2)	$125,086

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$72,800	$—	$—	$72,800
U.S. Treasury securities	Level 2	2,477	—	—	2,477
Total cash equivalents		75,277	—	—	75,277
Short-term marketable securities:
Commercial paper	Level 2	14,447	25	(1)	14,471
Corporate debt securities	Level 2	6,909	7	—	6,916
U.S. Treasury securities	Level 2	27,493	123	—	27,616
Agency securities	Level 2	21,345	12	(2)	21,355
Asset-backed securities	Level 2	5,030	22	—	5,052
Total short-term marketable securities		75,224	189	(3)	75,410
Long-term marketable securities:
U.S. Treasury securities	Level 2	4,884	36	—	4,920
Asset-backed securities	Level 2	2,480	8	—	2,488
Total long-term marketable securities		7,364	44	—	7,408
Total cash equivalents and marketable securities		$157,865	$233	$(3)	$158,095

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Prepaid clinical costs	$570	$436
Prepaid research and development costs	1,089	48
Prepaid insurance	628	577
Deferred financing costs	247	306
Other	253	157
Total prepaid expenses and other current assets	$2,787	$1,524

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Accrued license fee	$2,500	$—
Accrued payroll-related costs	1,292	1,358
Accrued clinical costs	109	528
Accrued research and development costs	588	516
Accrued general and administrative costs	291	544
Other	8	5
Total accrued expenses and other current liabilities	$4,788	$2,951

6.	Commitments and Contingencies

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

Operating lease costs were $39,000 and $42,000 for the three months ended September 30, 2025, and 2024, respectively and $119,000 and $116,000 for the nine months ended September 30, 2025 and 2024, respectively.

Other Agreements

In September 2025, the Company entered into a term sheet with a contract manufacturing organization (CMO) which included the binding grant of a global, exclusive license to certain innovative intellectual property rights in connection with the manufacturing of active pharmaceutical ingredients (API) (the CMO Term Sheet). Upon execution of the CMO Term Sheet, a non-refundable up-front payment of $2.5 million was due, which was recognized in research and development expense during the three months ended September 30, 2025 and is reflected in accrued expenses and other current liabilities on the condensed balance sheet as of September 30, 2025.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of September 30, 2025.

7.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by

(i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, and by 1,226,994 shares on January 1, 2025. As of September 30, 2025, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 4,667,978, of which 1,426,290 shares were available for future grants. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, increasing the total number of shares available for issuance under the Inducement Pool to 1,300,000 shares. As of September 30, 2025, 404,017 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options and restricted stock units for employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$1,402	$1,316	$3,941	$2,903
Restricted stock units	286	230	817	851
Total stock-based compensation expense	$1,688	$1,546	$4,758	$3,754
Included in:
General and administrative expense	$1,454	$1,311	$4,068	$3,005
Research and development expense	234	235	690	749
Total stock-based compensation expense	$1,688	$1,546	$4,758	$3,754

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

The following table summarizes stock option activity for the nine months ended September 30, 2025 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2025	4,462,517	$6.58	7.4	$619
Granted	1,276,597	4.83
Exercised	(44,792)	6.14
Forfeited/expired	(147)	23.05
Outstanding, September 30, 2025 (2)	5,694,175	$6.19	7.3	$7,048
Vested and expected to vest, September 30, 2025	5,694,175	$6.19	7.3	$7,048
Exercisable at September 30, 2025	3,422,341	$6.74	6.3	$2,668

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)	Includes 477,467 performance-based options with a weighted-average exercise price of $6.44, all of which were fully vested and exercisable.

During the nine months ended September 30, 2025 and 2024, the weighted average grant-date fair value per share of stock options granted was $3.77 and $3.42, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024, was $0.2 and $0.1 million, respectively. Additionally, during the nine months ended September 30, 2025 and 2024, cash received from the exercise of stock options was approximately $0.3 and $0.1 million, respectively.

As of September 30, 2025, there was $9.4 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2025	844,382	$2.96
Granted	254,017	4.71
Vested/released	(281,462)	2.96
Outstanding, September 30, 2025	816,937	$3.50

As of September 30, 2025, the total unrecognized compensation expense related to unvested restricted stock units was $2.5 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Nine Months Ended September 30,
	2025	2024
Expected volatility	95 - 96%	91 - 96%
Risk-free interest rate	4.1 - 4.3%	3.9 - 4.5%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.0	5.3 - 6.1

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, and by 215,497 shares on January 1, 2025. As of September 30, 2025, the aggregate maximum number of shares reserved for issuance under the ESPP was 644,748. No shares of Series A common stock have been issued under the ESPP to date.

8.	Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is development and commercialization of therapeutics for the treatment of MASH, acne and other diseases where FASN plays a pathogenic role. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations and comprehensive loss, for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Denifanstat external research and development expenses	5,784	11,888	23,878	21,167
TVB-3567 external research and development expenses	2,735	208	4,955	223
External general and administrative expenses	2,315	1,971	6,946	6,313
Personnel costs	1,733	1,707	5,459	4,701
Stock-based compensation	1,688	1,546	4,758	3,754
Other segment items (1)	(1,347)	(2,701)	(4,526)	(6,792)
Segment net loss	$12,908	$14,619	$41,470	$29,366
(1)	Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended September 30, 2025 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

MASH

Phase 2b FASCINATE-2 clinical trial of denifanstat in MASH

Denifanstat met all primary and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We announced topline results in January 2024 and published the trial results in The Lancet Gastroenterology & Hepatology in October 2024. Denifanstat also demonstrated anti-fibrotic activity, including in patients with advanced fibrosis, as seen in the F3 modified intention to treat (mITT) population and qF4 patients (qF4 patients are AI-defined F4, based on the second harmonic generation (SGH) HistoIndex platform, which may encompass late stage F3 as well as F4 patients):

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

Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and resmetirom

In September 2025, we initiated a Phase 1 clinical trial to evaluate the PK and tolerability of a combination of denifanstat and a thyroid hormone receptor beta (THR-β) agonist, resmetirom (Rezdiffra™). The Phase 1 PK trial of denifanstat and resmetirom is an open-label, 2-cohort study enrolling approximately 40 healthy adult participants; trial objectives are to evaluate multiple-dose and single-dose pharmacokinetics, identify any potential drug-drug interactions (DDI), and assess the safety and tolerability of the combination.

Our combination program builds upon preclinical data we presented at the European Association for the Study of the Liver (EASL) Congress in 2024 for two mouse models of MASH, showing that the combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and resmetirom, had a synergistic effect on important liver disease markers, including improvement of NAS by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points), which was 33% for FASN inhibitor monotherapy, 25% for resmetirom monotherapy, and 80% for the combination of the two, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs.

We anticipate topline data from this Phase 1 PK trial to be available in the first half of 2026 and plan to use it to inform the optimal dose levels of denifanstat and resmetirom to evaluate in a Phase 2 combination proof-of-concept efficacy trial in F4 MASH patients, subject to consultation with regulatory authorities.

Acne

In addition to MASH, we are exploring our FASN inhibitors in acne, in which dysregulation of fatty acid metabolism also plays a key role.

Phase 3 clinical trial of denifanstat in acne

In June 2025, our license partner for China, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma) announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial of 480 enrolled patients randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

Ascletis reported the following efficacy data from the Phase 3 trial:

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

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of TEAEs were comparable between denifanstat and placebo.

In October 2025, Ascletis announced that it had completed its pre-New Drug Application (NDA) consultation with the China National Medical Products Administration (NMPA) for denifanstat for the treatment of moderate to severe acne vulgaris and plans to submit an NDA soon to the NMPA.

Phase 1 clinical trial of TVB-3567

In June 2025, we initiated a first-in-human Phase 1 clinical trial of our potent and selective small molecule FASN inhibitor, TVB-3567, for development of an acne indication. The Phase 1 clinical trial is a randomized double-blind placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is comprised of several parts, including single ascending dose cohorts and multiple ascending dose cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers. Subject to consultation with regulatory authorities, and contingent on the results of the Phase 1 trial, we anticipate initiating the Phase 2 trial of TVB-3567 in 2026.

Components of results of operations

Research and development expenses

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include internal personnel-related costs (such as salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; as well as external costs, including costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with contract research organizations (CROs), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; and facility and other allocated costs. Research and development expenses also include the costs of acquired product licenses and related technology rights where there is no alternative future use.

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$9,730	$12,653	$(2,923)	(23)%
General and administrative	4,604	4,249	355	8%
Total operating expenses	14,334	16,902	(2,568)	(15)%
Loss from operations	(14,334)	(16,902)	2,568	(15)%
Total other income	1,426	2,283	(857)	(38)%
Net loss	$(12,908)	$(14,619)	$1,711	(12)%

Research and development – Research and development expenses for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$3,305	$8,694	$(5,389)	(62)%
Manufacturing and non-clinical	4,842	2,675	2,167	81%
External consulting and other	372	727	(355)	(49)%
Subtotal - external expenses	$8,519	$12,096	$(3,577)	(30)%
Internal expenses
Personnel costs	$898	$740	$158	21%
Stock-based compensation	234	235	(1)	(0)%
Other internal operating expenses	79	(418)	497	(119)%
Subtotal - internal expenses	$1,211	$557	$654	117%
Total research and development expenses	$9,730	$12,653	$(2,923)	(23)%

Research and development expenses decreased by $2.9 million, or 23%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily due to a $5.4 million decrease in clinical development and research expenses related primarily to lower clinical trial costs incurred for our Phase 3 program of denifanstat in MASH, which was partially offset by higher costs for the Phase 1 clinical trial of TVB-3567, which was initiated in June 2025, and the Phase 1 PK clinical trial for the combination of denifanstat and resmetirom, which was initiated in September 2025. This decrease was further partially offset by an increase in manufacturing and non-clinical expenses of $2.2 million relating primarily to the $2.5 million up-front license fee recognized in connection with entering into a term sheet with a CMO (the CMO Term Sheet) in September 2025.

External research and development expenses for the three months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Denifanstat external research and development expenses	$5,784	$11,888	$(6,104)	(51)%
TVB-3567 external research and development expenses	2,735	208	2,527	1,215%
Total external research and development expenses	$8,519	$12,096	$(3,577)	(30)%

General and administrative – General and administrative expenses increased by $0.4 million, or 8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 primarily due to a $0.4 million increase in consulting and professional fees, driven by legal fees and the write-off of deferred financing costs.

Other income – Other income decreased by $0.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance as well as lower yields during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$32,320	$24,228	$8,092	33%
General and administrative	13,804	12,031	1,773	15%
Total operating expenses	46,124	36,259	9,865	27%
Loss from operations	(46,124)	(36,259)	(9,865)	27%
Total other income	4,654	6,893	(2,239)	(32)%
Net loss	$(41,470)	$(29,366)	$(12,104)	41%

Research and development – Research and development expenses for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$18,595	$13,311	$5,284	40%
Manufacturing and non-clinical	8,782	6,592	2,190	33%
External consulting and other	1,456	1,487	(31)	(2)%
Subtotal - external expenses	$28,833	$21,390	$7,443	35%
Internal expenses
Personnel costs	$2,669	$1,988	$681	34%
Stock-based compensation	690	749	(59)	(8)%
Other internal operating expenses	128	101	27	27%
Subtotal - internal expenses	$3,487	$2,838	$649	23%
Total research and development expenses	$32,320	$24,228	$8,092	33%

Research and development expenses increased by $8.1 million, or 33%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily due to (i) a $5.3 million increase in clinical development and research expenses related primarily to clinical trial costs incurred for our Phase 3 program of denifanstat in MASH, as well as costs incurred for the Phase 1 clinical trial of TVB-3567, which was initiated in June 2025, and the Phase 1 PK clinical trial for the combination of denifanstat and resmetirom, which was initiated in September 2025, partially offset by lower clinical trial expenses for the Phase 2b FASCINATE-2 trial as the trial was substantially complete in the first quarter of 2024 and topline results for the trial were announced in January 2024, (ii) an increase in manufacturing and non-clinical expenses of $2.2 million relating primarily to the $2.5 million up-front license fee recognized in connection with entering into the CMO Term Sheet in September 2025, and (iii) a $0.7 million increase in personnel costs due to an increase in headcount.

External research and development expenses for the nine months ended September 30, 2025 and 2024 were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Denifanstat external research and development expenses	$23,878	$21,167	$2,711	13%
TVB-3567 external research and development expenses	4,955	223	4,732	2,122%
Total external research and development expenses	$28,833	$21,390	$7,443	35%

General and administrative – General and administrative expenses increased by $1.8 million, or 15%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to (i) a $1.1 million increase in stock-based compensation driven by an increase in headcount, and (ii) a $0.8 million increase in consulting and professional fees, driven by legal fees and the write-off of deferred financing costs.

Other income – Other income decreased by $2.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance as well as lower yields during the nine months ended September 30, 2025.

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

In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (2024 ATM Offering) through which we may offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock. In connection with the establishment of the 2025 ATM Offering (as defined below), we terminated the 2024 ATM Offering. No shares of Series A common stock were sold under the 2024 ATM Offering prior to such termination.

In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million shares of our Series A common stock. There were no sales under the 2025 ATM Offering during the three months ended September 30, 2025.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $125.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials;

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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2025, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(33,817)	$(31,411)
Investing activities	(9,802)	(71,533)
Financing activities	275	104,819
Net (decrease) increase in cash and cash equivalents	$(43,344)	$1,875

Cash flows from operating activities. Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2025, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of trial costs for our Phase 3 program of denifanstat in MASH as well as the Phase 1 PK clinical trial for the combination of denifanstat and resmetirom, clinical development and manufacturing costs for TVB-3567, as well as costs associated with operating as a public company.

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

Cash flows from investing activities - Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2025 and related to purchases of marketable securities of $89.8 million, partially offset by proceeds received from the sale and maturity of marketable securities of $80.0 million.

Net cash used in investing activities was $71.5 million for the nine months ended September 30, 2024 and related to purchases of marketable securities of $94.3 million, partially offset by proceeds received from the sale and maturity of marketable securities of $22.8 million.

Cash flows from financing activities – Net cash provided by financing activities was approximately $0.3 million for the nine months ended September 30, 2025, relating to proceeds from stock option exercises during the period.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

Except as set forth below, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

●	On August 21, 2025, George Kemble, our Chairman of the Board, adopted a Rule 10b5-1 trading plan providing for the sale of up to 371,193 shares of Series A common stock vested under outstanding stock options and 75,376 shares of Series A common stock vested under restricted stock units. Mr. Kemble’s Rule 10b5-1 trading plan will remain in effect until the earlier of (i) July 23, 2027; or (ii) the date on which the aggregate 446,569 shares of Series A common stock have been sold under the 10b5-1 trading plan. This trading plan was entered into during an open trading window in accordance with the Company’s policies on insider trading and was intended to satisfy Rule 10b5-1(c).

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

10.1	Sales Agreement Dated as of August 14, 2025 between Leerink Partners LLC and Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on August 14, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

SAGIMET BIOSCIENCES, INC.

Date: November 13, 2025	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)