Form 10-K
period 2025-12-31
Sagimet Biosciences Inc.
filed 2026-03-11
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s last completed second quarter was $228.4 million (based on the closing price for shares of the registrant’s Series A common stock as reported on the Nasdaq Global Market on that date).

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at March 5, 2026 was 32,017,613 and 567,494, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat, TVB-3567 or any other future drug candidate or combination therapy;
●	our estimate of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development and registration efforts for denifanstat in China;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop;
●	our plans relating to commercializing denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved, including the geographic areas of focus and our ability to build a commercial organization;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;
●	our plans relating to the further development and manufacturing of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, including additional indications that we may pursue for denifanstat, TVB-3567 or other drug candidates or combination therapies;

●	our ability to obtain sufficient funding or enter into a strategic collaboration to initiate future clinical trials for our combination of denifanstat and resmetirom in metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH);
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, as well as the pricing and reimbursement of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat, TVB-3567 and for any other future drug candidate or combination therapy;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), acne and select forms of cancer. Our second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne.

FASN inhibition for the treatment of MASH

The critical role of FASN overactivity in MASH makes it an attractive target for drug therapy. Our FASN inhibitor, denifanstat, targets multiple drivers of MASH by reducing steatosis, inflammation and fibrosis.

MASH: A growing epidemic

MASH is an aggressive form of metabolic dysfunction-associated steatotic liver disease (MASLD), a condition where an abnormal buildup of excess fat, known as steatosis, occurs in the liver unrelated to the consumption of alcohol. According to a study published in 2023, MASH is a growing epidemic that affected more than 265 million people worldwide in 2019. It is often associated with insulin resistance, type 2 diabetes, cardiovascular disease, and an increase in overall mortality. Left untreated, damage to the liver can lead to cirrhosis or liver cancer, potentially making liver transplantation necessary. There are few approved treatments for non-cirrhotic MASH (stages F1, F2 and F3 fibrosis) and no approved treatments for cirrhotic MASH (F4). We believe FASN inhibition may offer a meaningful therapeutic solution for this unmet need. The therapeutic potential of our FASN inhibitor, denifanstat, stems from its differentiated mechanism of action directly targeting the three key drivers of MASH pathogenesis: steatosis, inflammation, and fibrosis.

Phase 2b FASCINATE-2 clinical trial of denifanstat in MASH

Denifanstat met all primary and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We announced topline results in January 2024 and published the trial results in The Lancet Gastroenterology & Hepatology in October 2024. Denifanstat also demonstrated anti-fibrotic activity, including in patients with advanced fibrosis, as seen in the F3 modified intention to treat (mITT) population and qF4 patients (qF4 patients are artificial intelligence (AI)-defined F4, based on the second harmonic generation (SGH) HistoIndex platform, which may encompass late stage F3 as well as F4 patients):

●	Fibrosis improvement by ≥ 1 stage with no worsening of MASH (F3 mITT population: denifanstat 49% vs. placebo 13%, p=0.0032).
●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH (mITT population: denifanstat 20% vs. placebo 2%, p=0.0065; F3 mITT population: denifanstat 34% vs. placebo 4%, p=0.0065).
●	A statistically significant difference in progression to cirrhosis (F4) (mITT population: denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1 Receptor Agonist (mITT population: denifanstat 42% vs. placebo 0%, p=0.034).
●	Decrease of 1 or 2 qFibrosis stages in 85% of qF4 patients as measured by AI-based pathology (SGH, HistoIndex).
●	Statistically significant liver fibrosis regression in the portal and peri-portal regions (observed with AI-based digital pathology), which have been recently linked to major adverse liver outcomes (MALO) and mortality as measured by AI-based composite scores.

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

Combination of denifanstat and resmetirom for the treatment of MASH

We are developing a combination of our oral once-daily FASN inhibitor, denifanstat, and the thyroid hormone receptor beta (THR-β) agonist, resmetirom (commercially available as Rezdiffra), for cirrhotic patients living with F4-stage MASH.

Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and resmetirom

In December 2025, we announced completion of our Phase 1 PK trial of a combination of denifanstat and resmetirom. The Phase 1 PK trial was an open-label, 2-cohort study that enrolled 40 healthy adult participants. The trial objectives were to evaluate multiple-dose and single-dose pharmacokinetics, identify any potential drug-drug interactions (DDI), and assess the safety and tolerability of the combination. The combination of denifanstat and resmetirom was generally well-tolerated over the duration of the study, with no safety signals. No SAEs were reported, and there were no clinically significant laboratory AEs and no treatment-related discontinuations.

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

We plan to use these data to advance the development of the combination into a Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, expected to initiate in the second half of 2026, subject to consultation with regulatory authorities.

Biomarker strategy

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

Acne

In addition to MASH, we are evaluating our FASN inhibitors in acne, a disorder in which dysregulation of fatty acid metabolism also plays a key role. Denifanstat is being developed for acne in China by our license partner for China, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma). Our potent and selective small molecule FASN inhibitor, TVB-3567, is currently in a first-in-human Phase 1 clinical trial for development of an acne indication. Acne is a promising therapeutic area for application of FASN inhibitors because FASN is required for sebum production, which is upregulated in acne and leads to exacerbation of acne lesions including development of nodules and cysts.

Phase 3 clinical trial of denifanstat in acne

In January 2026, Ascletis reported positive topline results in the open-label Phase 3 trial evaluating the long-term safety of ASC40 (denifanstat) tablets in patients with moderate to severe acne in China.

In December 2025, Ascletis announced that the China National Medical Products Administration (NMPA) accepted its New Drug Application (NDA) for denifanstat for the treatment of moderate to severe acne.

In June 2025, Ascletis announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial of 480 enrolled patients randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

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

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50mg, the incidence rates of TEAEs were comparable between denifanstat and placebo.

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

Our FASN inhibitor pipeline

The critical role of FASN overactivity in MASH, acne and cancer has made it an attractive target for drug therapy. Early generations of FASN inhibitor compounds made by others were limited by their off-target activities, inappropriate localization to the brain and poor pharmaceutical properties. Most of these compounds never entered clinical development, and the few that did, failed in early-stage clinical trials due to these limitations. We selected denifanstat and TVB-3567 from our library of over 1,200 internally discovered and wholly owned FASN inhibitors after a rigorous medicinal chemistry and preclinical development effort. We advanced denifanstat and TVB-3567 into clinical development, based upon their oral administration, high selectivity for FASN, and excellent pharmacokinetic and pharmaceutical properties, including restricted penetration of the blood-brain barrier. FASN is a large protein with six different enzymatic domains. The selectivity of denifanstat and TVB-3567 is a consequence of binding to the protein in an area that is not an enzymatic active site and unique to the structure of FASN. This selectivity is critical for preventing off-target effects that plagued earlier generations of FASN inhibitor compounds.

The following table summarizes our development programs for multiple diseases with high unmet need:

*Trials conducted in China by Ascletis, who has licensed development and commercialization rights to all indications in Greater China.

**First-in-human (FIH).

Figure 1. Development pipeline

Our strategy

Our goal is to develop and commercialize our selective FASN inhibitors in therapeutic areas where upregulation of FASN plays a central role in the development or progression of disease. We intend to achieve this goal by pursuing the following key strategic objectives:

●	Progress the combination of denifanstat and resmetirom through clinical development for the treatment of MASH. We have tested a combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and a THR-ß agonist in two in vivo preclinical MASH models, and data showed that the combination of a FASN inhibitor and resmetirom had a synergistic effect on important liver disease markers, including improvement of NAS (NAFLD Activity Score) by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. We hypothesize that the complementary mechanisms of denifanstat (inhibiting fat synthesis) and THR-ß (increasing fat removal) may normalize liver fat in MASH patients and may improve clinical activity on fibrosis endpoints. In December 2025, we announced completion of our Phase 1 PK trial of a combination of denifanstat and the THR-β agonist resmetirom. We plan to advance the development of the combination into a Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, expected to initiate in the second half of 2026, subject to consultation with regulatory authorities.
●	Establish the combination of denifanstat and resmetirom as a potential backbone therapy for the treatment of MASH. Given the disease complexity of MASH, as well as the heterogeneity and large size of the MASH patient population, we believe a combination of denifanstat and resmetirom has the potential to address multiple MASH indications. Subject to data from our clinical trials, we intend to seek approval of the combination of denifanstat and resmetirom for the treatment of cirrhotic MASH (F4) and pediatric MASH to maximize denifanstat’s full clinical and commercial potential.
●	Advance our precision medicine strategy to identify patients who will benefit from denifanstat. Given that MASH is a complex, progressive disease for which there are two recently approved treatments in the United States and only one currently approved treatment in Europe, our precision medicine strategy to develop non-invasive biomarkers complements our clinical development efforts for denifanstat. This includes the development and application of pharmacodynamic biomarkers to confirm drug response to denifanstat and predictive biomarkers to select the patients most likely to have a clinical response. We expect to continue to validate these biomarkers with results emerging from our ongoing clinical development, including our planned Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, expected to initiate in the second half of 2026, subject to consultation with regulatory authorities.
●	Advance TVB-3567 clinical development for the treatment of moderate to severe acne. In June 2025, we initiated a first-in-human Phase 1 clinical trial of TVB-3567, a potent and selective small molecule FASN inhibitor, for development of an acne indication. This builds upon the clinical trial results of denifanstat in acne reported by our license partner for China, Ascletis. In June 2025, Ascletis announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris in China. In December 2025, Ascletis announced that the China NMPA has accepted its NDA for denifanstat for the treatment of moderate to severe acne. In January 2026, Ascletis reported positive topline results in the open-label Phase 3 trial evaluating the long-term safety of ASC40 (denifanstat) tablets in patients with moderate to severe acne in China. Subject to consultation with regulatory authorities, and contingent on the results of our Phase 1 trial, we anticipate initiating the Phase 2 trial of TVB-3567 in 2026.

●	Expand pipeline in indications beyond MASH and acne, where FASN plays a central role in disease pathogenesis. Based on our seminal work around FASN biology and the broad potential of this mechanism in diseases beyond MASH and acne, we have also prioritized oncology in our initial development pursuits for denifanstat. In oncology, we are developing FASN inhibitors to treat specific subsets of solid tumors that are FASN-dependent. We are exploring the potential of denifanstat in combination with other classes of oncology drugs. We conducted our first-in-human Phase 1 clinical trial for denifanstat in patients with advanced solid tumors. We will maintain a focused and disciplined strategy in evaluating potential indications beyond MASH and acne that may merit further advancement.
●	Develop and commercialize our drug candidates independently in indications and geographies where we believe we can maximize value and benefit to patients. Because we believe our FASN platform and drug candidates have the potential to treat a broad range of diseases, we will independently develop drug candidates in indications and geographies where we believe we can successfully commercialize on our own if they are approved. We will collaborate on drug candidates that we believe have promising utility in disease areas, patient populations or geographies that are better served by the resources or specific expertise of other biopharmaceutical companies. Our license agreement with Ascletis for the development, manufacturing and commercialization of denifanstat in Greater China is an example of this strategy.

Overview of MASH

MASH is an aggressive form of MASLD, a condition where an abnormal buildup of excess fat (known as steatosis) occurs in the liver unrelated to the consumption of alcohol. MASLD encompasses a progressive and histologically-defined range of liver diseases including simple steatosis (the presence of excess liver fat without inflammation or fibrosis) to MASH without fibrosis (excess liver fat with inflammation), to MASH with fibrosis and may ultimately lead to cirrhosis or cancer of the liver. Patients with moderate to severe disease, who have advanced fibrosis (F3) or cirrhosis (F4), have the highest risk of liver-related outcomes such as decompensation, hepatocellular carcinoma, and liver transplantation. There are few approved treatments for non-cirrhotic MASH (stages F1, F2 and F3 fibrosis) and no approved treatments for cirrhotic MASH (F4).

MASH is initiated and propagated through several processes driven by excess fat in liver cells.

Figure 2. Excess liver fat drives three key diseases processes

Excess intracellular fat damages hepatocytes, the predominant cell type in the liver, leading to apoptosis, or cell death. Hepatocyte apoptosis triggers the stimulation of specialized immune cells. The increased activity of these cells drives inflammation in the liver. Additionally, as more hepatocytes are destroyed and inflammation increases, hepatic stellate cells are stimulated and induce fibrotic scarring. As this progressive cycle continues, the functions of the liver become compromised, potentially necessitating transplantation.

The diagnosis and severity of the disease can be assessed by histological analyses of liver tissue taken by biopsy which examine the degree of steatosis, inflammation and fibrosis using a microscope. For example, NAS is the most widely used histological grading and staging score and is a compilation of scores measuring steatosis, ballooning and inflammation. Additionally, the severity of fibrosis is scored on a 5-level scale of F0 (no fibrosis) to F4 (cirrhosis). NAS, along with the fibrosis stage, indicate the degree of progression of an individual’s disease. In addition to liver biopsy, non-invasive approaches for the diagnosis of MASH are becoming increasingly prevalent and may eventually replace liver biopsy as further data becomes available. As part of its December 2018 MASH draft guidance, the U.S. Food and Drug Administration (FDA) emphasized the importance of non-invasive biomarkers in accurately diagnosing and assessing various degrees of MASH. The FDA encouraged sponsors to include non-invasive biomarkers in clinical trials for MASH with the goal of ultimately supplanting liver biopsy. Recently, in August 2025, the FDA accepted a Letter of Intent (LOI) for vibration-controlled transient elastography (VCTE) as a reasonable surrogate endpoint for assessing response to investigational drugs in non-cirrhotic MASH.

MASLD is a growing epidemic. According to a study published in 2023, MASLD affected more than 1.6 billion people worldwide as of 2019, 265 million of whom had MASH. In a separate study published in 2018, the prevalence of MASH in the United States was estimated at 17.3 million in 2016 and expected to grow to 27.0 million by 2030. Of the MASH patients in the United States, 1.4 million had cirrhotic MASH (F4) in 2016, which is our initial target patient population for the combination of denifanstat and resmetirom, if approved. The number of cirrhotic MASH (F4) patients is expected to grow to 3.5 million in 2030. According to a study published in 2022, when MASH is left unchecked, over time approximately 10%-20% of patients with MASH will progress to liver cirrhosis (histological stage F4). Once cirrhosis has developed, the risk of developing a major complication is 17%, 23%, and 52% at one, three, and 10 years, respectively. The survival of patients with MASH cirrhosis falls markedly once decompensation occurs, with a median survival of approximately two years. Conversely, histological regression of cirrhosis has been shown to reduce the risk of cirrhosis-related complications by six-fold.  According to a study published in 2022, in the United States alone, the economic burden of MASH has been estimated to be over $222 billion.

Figure 3. MASLD disease progression and epidemiology

MASH treatment landscape

MASH is characterized by the build-up of fat in the liver and various degrees of inflammation and fibrosis along with systemic metabolic changes including dyslipidemia (increased fat levels in blood) and insulin resistance. These parameters provide a framework to classify the various treatments under development and their mechanisms of action, many of which have significant limitations or address only a subset of MASH patients. Treatments that primarily address the build-up of fat in the liver and systemic metabolic changes include enzyme-specific inhibitors, nuclear receptor modulators, gene expression modulators, growth factor analogs and drugs that induce weight loss. Other approaches attempt to directly target only inflammation and fibrosis.

Enzyme-specific inhibitors in the lipid synthesis pathway target an enzyme in the de novo lipogenesis (DNL) pathway to return lipid synthesis to a normal level, reduce liver fat, and minimize the ongoing inflammation and fibrosis in MASLD and MASH patients, ultimately allowing the liver tissue to regain its normal cellular structure and function. FASN and acetyl-CoA carboxylase (ACC) are examples of enzyme inhibitors, both of which have shown significant clinical improvements in fat reduction, and improvements in biomarkers of liver enzymes, inflammation and fibrosis. ACC inhibitors, unlike FASN inhibitors, have also been shown to increase plasma triglyceride levels in MASH patients. This is particularly problematic for MASH patients who typically have an elevated risk for cardiovascular disease.

Nuclear receptor modulators alter the gene expression pattern of cells, affecting multiple biochemical pathways, which can lead to unintended changes beyond the target pathway of interest. Examples of nuclear receptor modulators studied as therapeutic targets in MASH include farnesoid X receptor (FXR) agonists, peroxisome proliferator-activated receptor (PPAR) agonists, and thyroid hormone receptor beta (THR-ß) agonists. FXR is expressed in a number of tissues throughout the body, including the liver. It serves as a receptor for bile acids and participates in regulating their metabolism, including synthesis, conjugation, absorption, and secretion. The PPAR family of receptors modulate fatty acid metabolism and energy homeostasis. FXR and PPAR agonists have had mixed clinical results to date. The FDA approval of THR-ß agonist Rezdiffra (resmetirom) in March 2024 and by the European Commission in August 2025 for the treatment of MASH in patients with moderate to advanced liver fibrosis represents a significant advancement in the MASH space. Activation of hepatic THR-ß is associated with systemic lipid lowering, increased bile acid synthesis, and fat oxidation. These results suggest that directly targeting liver fat metabolism can be a successful therapeutic strategy in MASH. However, it should be noted that therapeutic nuclear receptor modulation is not without safety risk. FXR agonists can affect pathways leading to excess bile acids, which have long been shown to be toxic. This can cause pruritus, or itching of the skin. PPAR agonists have been associated with weight gain. THR-ß agonists need to be highly selective for the beta isoform of this receptor and avoid binding the alpha isoform, which exists in the heart and kidneys. If not highly selective, they can result in significant, potentially life-threatening complications.

Growth factor analogs attempt to mimic natural proteins, such as FGF21, to bring several disordered systems back to normal levels. In two clinical trials in patients with F2-F3 fibrosis, FGF21 analogs showed evidence of MASH resolution and improvement in liver fibrosis after 48 or 96 weeks of treatment, respectively. Data showed that an FGF21 analog administered for 96 weeks induced regression of histological cirrhosis (F4). Gastrointestinal side effects are common with injected FGF21, nausea and diarrhea being the most common. Data from two clinical trials, one in patients with F2-F3 fibrosis and the other in patients with F4 fibrosis, demonstrated that an FGF21 analog was associated with a decrease in bone density that can potentially lead to an increased risk of fractures. Because of the large size of proteins, the mode of delivery is typically limited to injection. Growth factor analogs are also more expensive to manufacture compared to small molecules. We believe there is a possibility that patients will develop neutralizing antibodies against these therapeutics with chronic treatment.

Glucagon-like peptide 1 (GLP-1) analogs are approved to treat diabetes and obesity; and one GLP-1 analog is approved for the treatment of MASH in adult patients with moderate to advanced liver fibrosis in the United States. In Phase 2 and Phase 3 clinical trials in F2-F3 fibrosis, treatment with a GLP-1 analog or GLP-1-containing medications, reduced body weight, demonstrated histological MASH resolution, reduced biomarkers associated with MASH and achieved improvement in fibrosis compared to placebo. In addition, a Phase 2 clinical trial with a GLP-1 receptor agonist failed to demonstrate improvement in F4 fibrosis. Gastrointestinal side effects are common with injected or oral GLP-1 medications, with nausea and vomiting being the most common.

Our lead drug candidate—denifanstat in MASH

Denifanstat, formerly known as TVB-2640, an oral, once-daily pill, is our selective FASN inhibitor currently being developed for the treatment of MASH. Following a robust translational research program in multiple preclinical models that demonstrated FASN inhibition reduced liver fat, decreased inflammatory cells and molecules and blunted fibrosis and a proof-of-mechanism Phase 1b clinical trial that demonstrated inhibition of hepatic DNL in humans, we initiated two Phase 2 clinical trials in patients with MASH: FASCINATE-1 and FASCINATE-2. Treatment with denifanstat favorably altered biomarkers of MASH in our Phase 2 clinical trials as shown in the figure below.

Figure 4. Comprehensive improvement across biomarkers

The Phase 2 FASCINATE-1 clinical trial examined multiple doses of denifanstat, ranging from 25mg to 75mg daily, administered for 12 weeks compared to placebo in 142 patients in the United States and China. Denifanstat caused a rapid and robust reduction in liver fat that was statistically significant in the 50mg cohort, as well as improvements in inflammatory, fibrotic and cardiometabolic components of the disease in this short time period and was generally well tolerated at dose levels of 25mg and 50mg once-daily in these diverse populations. The 50mg dose was selected for further study.

Our Phase 2b FASCINATE-2 clinical trial examined the impact of 50mg denifanstat for one year on the livers of biopsy confirmed MASH patients with moderate to advanced fibrosis (F2-F3). In January 2024, we announced that denifanstat had met both primary endpoints and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. The trial results were published in October 2024 in The Lancet Gastroenterology & Hepatology.

●	Both primary endpoints were met:

●	A ≥2-point reduction in NAS (NAFLD Activity Score) without worsening of fibrosis in both modified intention to treat (mITT) and intention to treat (ITT) populations (mITT population: denifanstat 52% vs. placebo 20%, p=0.0003; ITT population: denifanstat 38% vs. placebo 16%, p=0.0035), and
●	MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (mITT population: denifanstat 36% vs. placebo 13%, p=0.0044; ITT population: denifanstat 26% vs. placebo 11%, p=0.0173).
●	Multiple secondary endpoints were met, including:
●	The 2 histology endpoints used by the FDA for accelerated approval in Phase 3 programs; fibrosis improvement by ≥ 1 stage with no worsening of MASH (mITT population: denifanstat 41% vs. placebo 18%, p=0.0102) and MASH resolution with no worsening of fibrosis (mITT population: denifanstat 38% vs. placebo 16%, p=0.0043). MRI-derived proton density fat fraction (MRI-PDFF) response relative to placebo (mITT population: denifanstat 65% vs. placebo 21%, p<0.0001). MRI-PDFF responders are patients with ≥8% liver fat content at baseline who achieve a ≥30% relative reduction of liver fat at the end of treatment.

Denifanstat demonstrated anti-fibrotic activity, including in patients with advanced fibrosis, based on results in the F3 mITT population and qF4 patients (qF4 patients are AI-defined F4, based on the second harmonic generation (SGH) HistoIndex platform, which may encompass late stage F3 as well as F4 patients):

●	Fibrosis improvement by ≥ 1 stage with no worsening of MASH (F3 mITT population: denifanstat 49% vs. placebo 13%, p=0.0032).
●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH (mITT population: denifanstat 20% vs. placebo 2%, p=0.0065; F3 mITT population: denifanstat 34% vs. placebo 4%, p=0.0065).
●	A statistically significant difference in progression to cirrhosis (F4) (mITT population: denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1 Receptor Agonist (mITT population: denifanstat 42% vs. placebo 0%, p=0.034).
●	Decrease of 1 or 2 qFibrosis stages in 85% of qF4 patients as measured by AI-based pathology (SGH, HistoIndex).
●	Statistically significant liver fibrosis regression in the portal and peri-portal regions (observed with AI-based digital pathology), which have been recently linked to MALO and mortality as measured by AI-based composite scores.
●	A statistically significant VCTE improvement (VCTE <= -30% and VCTE < 10KPa) at week 26 (mITT population: denifanstat 32% vs. placebo 13%, p=0.02) and at week 52 (mITT population: denifanstat 42% vs. placebo 13%, p=0.0009).

Other key results of the Phase 2b FASCINATE-2 clinical trial included:

●	A statistically significant increase in polyunsaturated triglycerides (potential for cardiovascular benefit) at the end of 52 weeks of treatment (mITT population: +42% denifanstat vs. -4% placebo, p<0.001).
●	A biomarker of denifanstat activity (tripalmitin) showed an early and sustained reduction in de novo lipogenesis at 4-weeks (-2.4ug/mL with denifanstat vs. -0.4ug/mL placebo, p=0.001) and 13-weeks (-2.2ug/mL with denifanstat vs. -0.1ug/mL placebo, p=0.005) in the ITT population.

Figure 5. FASCINATE-2 liver biopsy analysis at Week 52, primary and secondary endpoints

Cochran-Mantel-Haenszel Test – two sided at the 0.05 significance level. * ≥1-point improvement in ballooning or inflammation.

Loomba R, et al. Lancet Gastroenterol Hepatol. 2024;9(12):1090-1100

Figure 6. FASCINATE-2 liver biopsy analysis at Week 52, secondary endpoints

In the study, the ITT definition was consistent with the FDA’s historical recommendation that patients without a second biopsy be considered treatment failures.

As in prior studies, denifanstat was generally well tolerated. No treatment-related SAEs were observed, and the majority of AEs were mild to moderate in nature (Grades 1 and 2). There were no Grade ≥3 treatment-related AEs and no drug-induced liver injury (DILI) signal in the study. The most common treatment-related AEs by system organ class (observed in ≥5% of patients in the study) were eye disorders, gastrointestinal disorders, and skin and subcutaneous tissue disorders. The incidence of TEAEs leading to treatment discontinuation was 19.6% in the denifanstat group compared to 5.4% in placebo.

In October 2024, the FDA granted Breakthrough Therapy designation to denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). Treatments that receive Breakthrough Therapy designation must target a serious or life-threatening disease and preliminary clinical evidence must indicate that the drug may demonstrate a substantial improvement over existing therapies on one or more clinically significant endpoints. Breakthrough Therapy designation of denifanstat was supported by positive data from the Phase 2b FASCINATE-2 clinical trial in biopsy-confirmed MASH patients with stage 2 or stage 3 fibrosis. In October 2024, we completed successful end-of-Phase 2 interactions with the FDA.

Mechanisms of action in MASH

FASN is a key enzyme in the DNL pathway that converts metabolites of dietary sugars such as fructose into palmitate, a saturated fatty acid. Excess DNL activity and palmitate drive the hallmarks of MASH through accumulation of triglyceride in hepatocytes, and induction of inflammatory responses. The amount of FASN expressed and the DNL pathway activity are increased in the livers of patients with metabolic syndrome or MASLD compared to healthy individuals. Increased DNL activity in hepatocytes leads to the accumulation of excess fat (steatosis) in the liver. This initiating event drives MASH, and causes liver inflammation, tissue damage, and fibrosis. In addition, inflammatory cells require DNL for pro-inflammatory function, and hepatic stellate cells, which generate fibrotic scar tissue in the liver, require DNL to express profibrotic genes including procollagen. Furthermore, palmitate, the product of FASN, is used to synthesize pro-inflammatory and pro-fibrotic molecules called lipotoxins which contribute to the mechanisms driving the progressive nature of MASH. This places FASN at the nexus of three major drivers of liver damage in MASH: excess intracellular fat synthesis, inflammation and fibrosis.

We believe that inhibiting FASN has the potential to minimize side effects in MASH patients for several reasons. First, the enzymatic inhibition of FASN is targeted and directly acts within the DNL pathway, unlike nuclear receptor modulators such as THR-ß or FXR agonists that activate multiple transcription pathways. Second, FASN is aberrantly overactivated in the liver in MASH, and normalizing activity through inhibition of FASN may avoid side effects. Furthermore, mice genetically engineered to have the FASN gene knocked-out in their livers appear normal, whereas mice with the ACC gene, an enzyme one step earlier in the lipid synthesis pathway, knocked-out have high liver and plasma triglycerides.

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

Figure 8. The cycle of MASH pathogenesis

The diagram above of the cycle of MASH pathogenesis shows how excess dietary sugar, particularly in someone with decreased sensitivity to insulin, produces excess palmitate in hepatocytes leading to fatty hepatocytes. The high level of palmitate, a lipotoxin, creates metabolic stress in these cells, leading to ballooned hepatocytes, which is evidence of cellular damage. These damaged hepatocytes undergo apoptosis. The cellular debris resulting from apoptosis stimulates inflammatory cells in the liver, eliciting an inflammatory response. This damage and inflammation in the liver stimulates hepatic stellate cells, which trigger fibrotic responses. As additional excess sugars come in via the diet, this process continues, leading to build up of fibrotic scar tissue. If the damaging environment is removed, the liver has the potential to regenerate healthy tissue over time. However, if the damaging environment continues to persist, some patients will progress to cirrhosis and may develop hepatocellular carcinoma.

Recent studies, including evidence presented at the European Association for the Study of the Liver in Paris, France in 2018 and a clinical trial that measured DNL in MASH patients with cirrhosis (2022; Lawitz et al.), have shown that the liver also continues to produce fat in the later stages of MASLD, including in patients with early stages of cirrhosis. This broadens the number of patients who could benefit from FASN inhibition. These late-stage patients can progress to liver cirrhosis, which can lead to acute liver decompensation events that can be life threatening, require hospitalization, and in the case of decompensated cirrhosis, liver transplant. We believe the three-pronged potential mechanism of action of denifanstat could address these patients with MASH cirrhosis, preventing further liver damage.

Combination therapy for MASH treatment

Currently there are few approved treatments for non-cirrhotic MASH (stages F1, F2 and F3 fibrosis) and no approved treatments for cirrhotic MASH (F4). Clinical results of single agent trials have often been modest, with the majority of patients not responding. Combination therapy may increase the depth and breadth of clinical response across patient populations and decrease tolerability concerns for the treatment of MASH. The magnitude of patients combined with the disease complexity support the concept that multiple combinations of drugs targeting different mechanisms will be required to effectively manage this disease in a large, diverse population.

Based on its proposed mechanism of action, we believe that denifanstat, if successfully developed and approved, has the potential to be a backbone therapy and improve clinical activity in combination with a broad set of other drugs. Denifanstat’s convenient once-a-day oral administration and tolerability profile make it a potentially desirable combination partner. The activity of denifanstat may be further empowered by additional drugs targeting other aspects of MASH or metabolic disease.

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

We have tested a combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and a THR-ß agonist in two in vivo preclinical MASH models, and data showed that the combination of a FASN inhibitor and resmetirom had a synergistic effect on important liver disease markers, including improvement of NAS (NAFLD Activity Score) by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points). The FASN inhibitor monotherapy showed 33% improvement, resmetirom monotherapy showed 25% improvement, and the combination of the two showed an 80% improvement, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs. Therefore, the complementary mechanisms of denifanstat (inhibiting fat synthesis) and THR-ß (increasing fat removal) might further normalize liver fat in MASH patients and might improve clinical activity on fibrosis endpoints. Building on the combination data, we initiated in October 2025 a Phase 1 clinical trial to evaluate the PK of a combination of denifanstat and resmetirom. The Phase 1 PK trial of denifanstat and resmetirom was an open-label, 2-cohort study that enrolled 40 healthy adult participants. The objectives were to evaluate multiple-dose and single-dose pharmacokinetics, identify any potential DDIs, and assess the safety and tolerability of the combination. In December 2025, we announced the completion of the Phase 1 PK trial. The combination of denifanstat and resmetirom was generally well-tolerated over the duration of the study, with no safety signals. No SAEs occurred, and there were no clinically significant laboratory AEs, and no treatment-related discontinuations. We plan to use these data to advance the development of the combination into a Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, subject to consultation with regulatory authorities.

We have also evaluated a GLP-1 agonist in a preclinical mouse combination study. In November 2023, at the 7th Obesity and NASH Drug Development Summit, we presented the results of a study assessing treatment with FASN inhibitor alone, semaglutide alone, or combination of FASN inhibitor with semaglutide for 12 weeks in a MASH mouse model. FASN inhibitor or semaglutide alone improved

NAS and decreased several biomarkers associated with MASH. Only the FASN inhibitor, but not semaglutide, showed significant reduction of liver fibrosis by a digital AI pathology assessment. FASN inhibitor and semaglutide in combination showed further histological improvement of NAS and liver fibrosis compared to treatment with FASN inhibitor alone or semaglutide alone. In addition, data from the Phase 2b FASCINATE-2 trial in a small subset of patients on a stable GLP-1 dose showed a statistically significant superior response in liver fibrosis improvement by more than one stage without worsening of MASH when patients received denifanstat in addition to GLP-1 therapy, versus with placebo. We believe such data support further clinical evaluation of denifanstat and GLP-1 combination therapy for MASH.

We may conduct exploratory clinical trials with relatively short durations to evaluate combinations of denifanstat and other complementary mechanisms. These trials would allow us to evaluate potential improvements in non-invasive biomarkers directly in MASH patients and select combinations for further development.

MASH clinical program

Denifanstat has been studied in over 1,200 people to date including healthy volunteers, patients with solid tumors, patients with acne, and patients with MASH. In MASH, we completed a Phase 2 clinical trial, FASCINATE-1, which examined multiple doses of denifanstat from patients in both the United States and China. We completed a Phase 2b trial, FASCINATE-2, in patients with biopsy-confirmed MASH with moderate to advanced fibrosis (F2-F3). FASCINATE-1 examined doses ranging from 25mg to 75mg daily for 12 weeks and demonstrated improvement in non-invasive measurements of steatosis, inflammation, fibrotic and metabolic parameters. FASCINATE-2 evaluated the 50mg dose daily for one year. In January 2024, we announced positive topline results at week 52 from our Phase 2b FASCINATE-2 clinical trial. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints at week 52 in 168 biopsy-confirmed MASH patients. Further, in December 2025, we announced completion of our Phase 1 PK trial of a combination of denifanstat and a THR-β agonist, resmetirom.

Phase 1 PK clinical trial of a combination of denifanstat and resmetirom

In December 2025, we announced the completion of the Phase 1 PK trial of a combination of denifanstat and a THR-β agonist, resmetirom. The Phase 1 PK trial of denifanstat and resmetirom was an open-label, 2-cohort study that enrolled 40 healthy adult participants. The trial objectives were to evaluate multiple-dose and single-dose pharmacokinetics, identify any potential DDI, and assess the safety and tolerability of the combination. The combination of denifanstat and resmetirom was generally well-tolerated over the duration of the study, with no safety signals. No SAEs occurred, and there were no clinically significant laboratory AEs, and no treatment-related discontinuations.

Our combination program builds upon preclinical data we presented at the EASL Congress in 2024 for two mouse models of MASH, showing that the combination of a FASN inhibitor (TVB-3664, a surrogate for denifanstat) and resmetirom had a synergistic effect on important liver disease markers, including improvement of NAS by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points), which was 33% for FASN inhibitor monotherapy, 25% for resmetirom monotherapy, and 80% for the combination of the two, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs.

We plan to use these data to advance the development of the combination into a Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, subject to consultation with regulatory authorities.

Phase 2b FASCINATE-2 clinical trial

Phase 2b FASCINATE-2 clinical trial design

Figure 9. Phase 2b FASCINATE-2 clinical trial design

The Phase 2b FASCINATE-2 clinical trial was a randomized, placebo-controlled, double-blind clinical trial, which enrolled 168 biopsy-confirmed MASH patients with F2-F3 fibrosis confirmed by liver biopsy and randomized overall 2:1 to receive 50mg of denifanstat or placebo for 52 weeks. Following 52 weeks of therapy, a second liver biopsy was obtained. A central pathologist who is unaware of the patients’ assignment to denifanstat or placebo cohorts evaluated these biopsies. Patients were followed for an additional four weeks after the biopsy for safety. The primary efficacy endpoints were histological improvement at week 52 in NAS ≥2 points (with ≥1 point improvement in ballooning or inflammation) and without worsening of fibrosis (by NASH Clinical Research Network (CRN) fibrosis score); OR resolution of steatohepatitis and no worsening of liver fibrosis (by NASH CRN fibrosis score) and ≥2 points improvement in NAS at Week 52. Resolution of steatohepatitis is defined as absence of fatty liver disease or isolated or simple steatosis without steatohepatitis and a NAS of 0 or 1 for inflammation, 0 for ballooning, and any value for steatosis. The study also had multiple secondary endpoints including fibrosis improvement without worsening of MASH and MASH resolution without worsening of fibrosis, as well as AI-based digital pathology assessment of liver biopsies.

Phase 2b FASCINATE-2 clinical trial results

In January 2024, we announced positive topline results at week 52 from our Phase 2b FASCINATE-2 clinical trial. The Phase 2b FASCINATE-2 clinical trial achieved statistically significant results on primary and multiple secondary endpoints in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52, including statistically significant improvements in MASH resolution without worsening of fibrosis with ≥2-point reduction in NAS (denifanstat 36% vs. placebo 13%, p=0.0044), and ≥2-point reduction in NAS without worsening of fibrosis (denifanstat 52% vs. placebo 20%, p=0.0003). Denifanstat-treated patients showed statistically significant fibrosis improvement by ≥ 1 stage with no worsening of MASH (denifanstat 41% vs. placebo 18%, p=0.0102) showed statistical significance in fibrosis improvement as measured by an AI digital pathology-based qFibrosis assessment. Analyses of liver fat showed a greater proportion of MRI-PDFF ≥30% responders relative to placebo (denifanstat 65% vs. placebo 21%, p<0.0001).

The p-value is a measure that states the probability that a comparable or better result would be produced purely by chance. Differences with a p-value of <0.05 are generally considered statistically significant, indicating a high degree of confidence that the measured result was due to administration of the drug and not due to chance.

Liver fibrosis and MASH resolution

Figure 10. Liver fibrosis and MASH resolution

Liver fibrosis is associated with prognosis in MASH. As shown in Figure 11 below, denifanstat demonstrated a decrease of 0.3 (p=0.0023) in qFibrosis Continuous Value (HistoIndex, plc) versus an increase of 0.1 in placebo at week 52. AI-based digital pathology further corroborates and expand the findings from conventional pathology.

Figure 11. Fibrosis analysis using AI-based digital pathology

Vibration-controlled transient elastography

Figure 12. Vibration-controlled transient elastography

Treatment with denifanstat resulted in 32% (p=0.02) of patients becoming VCTE responders compared with 13% in placebo at week 26, and 42% (p=0.0009) of patients becoming VCTE responders compared with 13% in placebo at week 52. VCTE measures liver stiffness and responders above are defined as patients who achieve ≥30% relative reduction of VCTE score from baseline, and a score of <10kPa. Longitudinal data supports the use of liver stiffness measured by VCTE as a pragmatic noninvasive indicator of treatment response in MASH. A >=30% reduction in VCTE has been associated with improved clinical outcomes, while an achievement of an absolute VCTE <10 KPa corresponds to regression into a lower risk disease category.

Liver fat biomarker: MRI-PDFF imaging

Figure 13. Liver fat biomarkers

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

In addition to liver fat, several inflammation/lipotoxicity, fibrosis and metabolic health biomarkers that are important to MASH were assessed.

Inflammation biomarkers

Figure 14. ALT and AST

●	ALT. Denifanstat showed a statistically significant decrease of ALT by 30.6% (p=0.03) versus 16.2% for placebo at week 52. ALT is a liver enzyme often elevated in MASH patients and indicative of hepatic inflammation and damage. Decreasing ALT levels in MASH patients has been shown to correlate with improvements in liver health.
●	AST. Denifanstat showed a statistically significant decrease of AST by 26.8% (p=0.027) versus 12% for placebo at week 52. AST is a liver enzyme often elevated in MASH patients and indicative of hepatocyte injury and is associated with fibrosis.

Fibrosis biomarkers

Figure 15. FAST score

●	FAST score. Denifanstat showed a statistically significant decrease of 0.3 (p<0.0001) versus 0.1 in placebo at week 52. The FAST score combines liver stiffness and fat content by Fibroscan® with AST, and is a validated noninvasive marker of fibrosis.

Lipid biomarkers

Figure 16. Lipid biomarkers

●	LDL-cholesterol. Denifanstat showed a decrease in LDL-cholesterol levels of 23.1 mg/dL (p>0.05), compared to a decrease of 9.1 mg/dL, with placebo at week 52 in the subset of patients with baseline LDL-c greater than 100 mg/dL. Elevated LDL-cholesterol levels are associated with increased risk of cardiovascular disease and often elevated in MASH patients.
●	Total plasma triglycerides. Denifanstat showed a statistically significant increase in polyunsaturated triglycerides of 42%, compared to a decrease of 4.0% with placebo at week 52. Polyunsaturated fatty acids are a class of fatty acids that include omega-3 and omega-6 fatty acids that have been shown to reduce the risk of cardiovascular disease.

We also assessed other laboratory values in patients in the interim cohort as described below:

●	Tripalmitin. Denifanstat decreased tripalmitin levels by 2.2 µg/mL (p=0.005) after 13 weeks of treatment compared to -0.1 µg/mL with placebo. Tripalmitin is a triglyceride in which all three fatty acid chains are palmitate. We believe this reduction reflects the reduction of excess palmitate resulting from the inhibition of FASN.

Safety data

In the FASCINATE-2 clinical trial, the safety population included all 168 subjects enrolled. As in prior clinical trials of denifanstat, no treatment-related SAEs were observed, and the majority of AEs were mild to moderate in nature (Grades 1 and 2). There were no Grade ≥3 treatment-related AEs. The most common treatment-related AEs by system organ class (observed in ≥5% of patients in the study) were eye disorders (denifanstat 15.2%, placebo 16.1%), gastrointestinal disorders (denifanstat 11.6%, placebo 8.9%), and skin and subcutaneous tissue disorders (denifanstat 22.3%, placebo 7.1%). The incidence of TEAEs leading to treatment discontinuation was 19.6% in the denifanstat group compared to 5.4% in placebo. None of the SAEs (denifanstat 12%, placebo 5%) were considered drug-related. Additionally, there was no evidence of DILI and no deaths in the trial.

Phase 2 FASCINATE-1 clinical trial

We completed our Phase 2 FASCINATE-1 clinical trial in 2021 and demonstrated that a once-daily oral dose of 50mg denifanstat for 12 weeks was well tolerated and led to a statistically significant reduction in excess liver fat in patients with MASH, the study’s primary and key secondary endpoints. The 25mg dose level was also well tolerated, and led to non-statistically significant improvements in comparison to placebo. The 75mg dose level was a small, open-label, non-randomized cohort, which was not powered to show statistical significance.

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

Phase 2 FASCINATE-1 clinical trial design

Figure 17. Phase 2 FASCINATE-1 trial design

The Phase 2 trial was conducted over three cohorts. Cohort 1 and Cohort 2 were randomized, placebo-controlled, single-blind, dose escalation clinical trials based in the United States and China. Cohort 3 was a small, open-label, non-randomized trial in the United States to evaluate a higher 75mg dose level which did not demonstrate a discernable benefit and was less well tolerated. Based on these results, we selected the 50mg dose to advance into further clinical development.

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

Figure 18. Liver fat biomarkers. **p<0.01, *** p<0.001

MRI-PDFF images for one patient treated with 50mg of denifanstat are shown below. The two images were taken 12 weeks apart from one another at the same horizontal position in the patient’s body. The image on the left shows substantial liver fat content, represented by the yellow-green colored portion of the image. After 12 weeks of treatment, this same area no longer had a substantial amount of liver fat, as shown by the lack of yellow-green coloration and presence of the blue background color in the image on the right.

Figure 19. MRI-PDFF images for one patient treated with 50mg denifanstat

In addition to liver fat, several inflammation/lipotoxicity, fibrosis and metabolic health biomarkers that are important to MASH were assessed in this clinical trial.

Inflammation/lipotoxicity biomarkers

Figure 20. Inflammation / lipotoxicity biomarkers. *p<0.05, **p≤0.01

●	ALT. Denifanstat showed a statistically significant decrease of ALT up to 22.3% (p<0.01) in a dose-dependent manner. Approximately one-third of the patients in each arm had abnormal ALT levels at baseline. In this subgroup, 33% of placebo patients normalized ALT post-treatment compared to 60% of the patients treated with 50mg of denifanstat.
●	CK-18(M30). Denifanstat showed a statistically significant decrease of CK-18(M30) up to 11.7% (p<0.01) in a dose-dependent manner.
●	Ceramides. Denifanstat showed a statistically significant decrease in multiple ceramides. Excess accumulation of ceramides, a type of fat often increased in MASH patients, is toxic and leads to inflammation and fibrosis. The decrease in ceramide levels likely reflects the reduction of excess palmitate and suggests an improved inflammatory environment.

Fibrosis biomarkers

Figure 21. Fibrosis biomarkers. *p<0.05

●	PRO-C3. Denifanstat showed a statistically significant decrease in PRO-C3 levels (measured by ELISA) in a dose-dependent manner. PRO-C3 levels increased in the placebo group by 8.5% and decreased in the denifanstat 50mg-treated group by 8.1% (p < 0.05).
●	ELF Score. Denifanstat showed a 0.25 decrease in ELF score compared to a decrease of 0.1 with placebo (p = ns).

Metabolic/lipid biomarkers

Figure 22. Metabolic / lipid biomarkers. *p<0.05 **p<0.01

●	LDL-cholesterol. Denifanstat showed a statistically significant decrease in LDL-cholesterol levels up to 11% (p<0.05) in a dose- dependent manner.
●	FGF-21. Denifanstat showed a statistically significant increase in FGF-21 levels up to 57% (p<0.01) in a dose-dependent manner.

Over the course of the clinical trial, we also assessed other laboratory values in the patients as described below:

●	Tripalmitin. Denifanstat decreased tripalmitin levels up to 40% (p<0.0001) in a dose-dependent manner.
●	Total plasma triglycerides. There were minor elevations of triglyceride levels of 22mg/dL (p=ns) and 13mg/dL (p=ns) in the 25mg and 50mg arms, respectively. In FASCINATE-2, it was observed that the increase in triglycerides was due to a change in composition towards a beneficial polyunsaturated content in the pool of triglycerides.
●	Total and HDL cholesterol. Denifanstat decreased total cholesterol levels up to 5.1% (p<0.05) and HDL-cholesterol up to 4.4% (p<0.01) in a dose dependent manner. The ratio of total-cholesterol and HDL-cholesterol (4.4-4.6) did not change in any arm in the clinical trial during 12 weeks of treatment, suggesting that the reduction of HDL-cholesterol was indicative of lowered total-cholesterol levels in the blood.

Cohorts 2 and 3

Cohort 2—China.   As part of our collaboration with our license partner Ascletis, we evaluated the profile of denifanstat (designated ASC-40 in China) in a small cohort of MASH patients under our FASCINATE-1 protocol in China. We enrolled 30 MASH patients who received either 50mg of ASC40 (n=21) or placebo (n=9) once-daily for 12 weeks. The median age of patients in the China cohort in this clinical trial was 34 years, 23.3% were female, 100% were Asian, median liver fat was 18.0%, and the median BMI was 28.9 kg/m2. In March 2021, we and Ascletis announced results showing ASC40 reduced liver fat with a 50% responder rate in patients treated with ASC40. ASC40 also demonstrated a decrease of ALT by 28% (p=ns) (mean decrease of 31 U/L at week 12). 63% of patients had at least a 17 unit decrease in ALT, a threshold that has been associated with liver fibrosis biopsy response.

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

Figure 23. FASCINATE-1 safety summary

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

In the Chinese cohort of 30 patients, 21 and nine of whom were treated with denifanstat and placebo, respectively, the 50mg denifanstat daily dose was well tolerated with a benign adverse event profile and no SAEs. Most TEAEs were Grade 1 (11 patients: 52% on denifanstat and 3 patients; 33% on placebo) or Grade 2 (four patients; 19% on denifanstat and two patients; 22% on placebo). No patients in the China cohort discontinued due to a TEAE. Treatment-related AEs, as determined by the investigator, were observed in 13 patients (62%) on denifanstat.

In the 75mg open-label cohort of 13 patients, there was an increased incidence of TEAEs compared to U.S. patients who received 25mg or 50mg, 23% of TEAES were Grade 1 and 46% of TEAES were Grade 2, including four cases of dry skin (30.8%, including possible palmar-plantar erythrodysesthesia (PPE) syndrome), five cases of dry eye (38.5%) and four cases of hair thinning (30.8%). Hair thinning was not observed in the 25mg or 50mg cohorts. The 75mg cohort had an overall discontinuation rate of 46.2% (N=6) due to AEs. Four patients discontinued treatment due to more than one on-target AE; hair thinning (N=4; 30.8%), dry skin (N=4; 30.8%, including possible PPE syndrome), dry eye (N=2; 15.4%). Two patients (15.4%) discontinued due to one or more AEs of headache, lower abdominal pain, constipation, and diarrhea. All TEAEs were Grades 1 or 2, and there were no SAEs. While the 75mg dose demonstrated clinical activity, the adverse effects, which were reversible, were not balanced by the clinical activity observed. As such, this dose level was not pursued in the Phase 2b FASCINATE-2 trial.

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

Figure 24. Inhibition of liver fat synthesis in Phase 1 DNL trial

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

This Phase 1 hepatic impairment study was designed to test the safety and pharmacokinetics of denifanstat in subjects with hepatic impairment, a standard requirement of the ongoing development program in MASH. This was a non-randomized parallel group study in which 38 subjects were enrolled and completed the study. The study population comprised 8 subjects in each category of mild, moderate or severe hepatic impairment, and 14 healthy subjects with normal hepatic function demographically matched to the hepatic impaired subjects for age, body weight and gender. Subjects received oral denifanstat 50mg a day for 4 days. Denifanstat was generally well-tolerated, and no safety signals were reported. The pharmacokinetic results from the study demonstrated that denifanstat can be studied with patients with F4 fibrosis.

Preclinical studies in MASH models

We characterized the effect of FASN inhibitors in preclinical models of MASH using a comprehensive strategy. We performed mechanistic in vitro studies in isolated human cell types to confirm the mode of action of FASN inhibitors. The in vitro results demonstrated that FASN inhibition via DNL pathway directly targets a) liver fat accumulation in hepatocytes, the initiating event of MASH, b) pro-inflammatory signaling in immune cells, and c) fibrogenesis by hepatic stellate cells, as described below. We used several different in vivo mouse models of MASH that encompass the full physiology of diet induced MASH and liver histology. These models showed consistently that FASN inhibitors had in vivo activity and improved liver health biomarkers including ALT, pro-inflammatory cytokines, and liver histology endpoints of steatosis, inflammation and fibrosis. Collectively, these preclinical results suggest that FASN inhibitors effect change in the histologic parameters of MASH resolution and fibrosis improvement in two distinct ways. Not only do they act by preventing inflammation and fibrosis secondary to the excess accumulation of fat, but they also act by inhibiting inflammation and fibrosis mechanisms directly. In preclinical models of MASH we have also tested FASN inhibitors in combination with other drug classes including a THR- β agonist (resmetirom) and GLP-1 agonist (semaglutide), to evaluate the potential for additive or synergistic effect.

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

Figure 25. Expression of fibrogenic genes
in a human stellate cell line. *p<0.01, **p<0.05, ****p<0.0001

FASN inhibition not only directly inhibits the fibrogenic activity of stellate cells, but it also removes the fibrogenic stimuli required to activate these cells. These stimuli result from excess fat in hepatocytes. By reducing liver fat via FASN inhibition, the levels of fibrogenic stimuli, including lipotoxins, are reduced. We believe this is an important and unique facet of using FASN inhibition to treat MASH.

Disease models—in vivo activity in MASH

We evaluated the effect of FASN inhibitors in three different mouse models of MASH spanning the spectrum of disease severity: a prevention model, a therapeutic model with diet-induced MASH, and a therapeutic model with diet-induced MASH and advanced fibrosis and tumor formation (FAT-MASH) and also in a MASH model with atherosclerosis. The results showed that FASN inhibition alleviated established features of MASH. For mouse models, we used the FASN inhibitor, TVB-3664, as a surrogate for denifanstat in these experiments due to TVB-3664’s pharmacokinetics in mice. TVB-3664 has a chemical structure highly related to denifanstat and has been shown to inhibit FASN with similar potency.

FASN inhibition ameliorated disease progression in diet-induced MASH mouse model (a therapeutic model). After 44 weeks on a high-fat/fructose/cholesterol diet, mice developed obesity, steatohepatitis and liver fibrosis before FASN inhibitor treatment was initiated for eight additional weeks, while the mice continued the same diet. After treatment with the FASN inhibitor, livers showed reduced steatosis and NAS score, despite being on a diet high in fat, fructose and cholesterol. FASN inhibition also improved biomarkers of liver inflammation, diminished liver triglyceride and cholesterol, and reduced expression of fibrosis biomarkers and fibrosis severity.

A combination of FASN inhibitor with resmetirom was tested in this diet-induced MASH model. After 38 weeks on a high-fat/fructose/cholesterol diet, mice developed obesity, steatohepatitis and liver fibrosis before drug treatment was initiated for up to 12 additional weeks, while the mice continued the same diet. The combination decreased liver fat dramatically within 6 weeks, to resemble that of mice on a normal chow diet, and to a greater extent than FASN inhibitor or resmetirom alone. The combination had a synergistic effect on important liver disease markers, including improvement of NAS (NAFLD Activity Score) by histologic analysis and more robust improvement in hepatic collagen content compared to the single agents. Synergistic activity of the combination was demonstrated in the rate of histological improvement (NAS ≥2 points). The FASN inhibitor monotherapy showed 33% improvement, resmetirom monotherapy showed 25% improvement, and the combination of the two showed an 80% improvement, a level of improvement that greatly exceeds a simple addition of the activity of the two drugs.

A combination of FASN inhibitor with semaglutide was also tested in this diet-induced MASH model. After 38 weeks on a high-fat/fructose/cholesterol diet, mice developed obesity, steatohepatitis and liver fibrosis before drug treatment was initiated for up to 12 additional weeks, while the mice continued the same diet. FASN inhibitor or semaglutide alone improved NAS and decreased several biomarkers associated with MASH. Only the FASN inhibitor, but not semaglutide, showed significant reduction of liver fibrosis by a digital AI pathology assessment. FASN inhibitor and semaglutide in combination showed further histological improvement of NAS and liver fibrosis compared to treatment with FASN inhibitor alone or semaglutide alone. Liver transcriptomic analysis indicated that the FASN inhibitor and semaglutide altered different gene expression pathways, with only FASN inhibitor modifying fibrosis pathways, while the combination had some unique effects on gene expression.

FASN inhibition had in vivo activity in the diet induced FAT-MASH model with established liver fibrosis and liver cancer (a therapeutic model).   In a study performed by our collaborator Professor Scott Friedman at the Icahn School of Medicine at Mt. Sinai Hospital in New York, mice were fed a high-fat, high-sugar diet and given a once weekly injection of carbon tetrachloride, for six months. This toxic chemical causes liver fibrosis in rodent models of MASH. Mice received either placebo or FASN inhibitor for the last three months. After six months, mice in the placebo group had extensive fibrosis evidenced by scar tissue and collagen deposition in their livers as well as liver tumors. This was visualized by the picrosirius red staining of liver slices as shown below (left panel). In contrast, mice that received the FASN inhibitor (middle and right panels) for 12 weeks had significantly less scar tissue and collagen deposition in their livers and, in most cases, less than observed before the drug was started, indicating that FASN inhibition reversed fibrosis despite continued insult to the liver as shown in the figure below. Quantitation of collagen content by digital pathology showed that this decrease is statistically significant, as shown in the graph below. Additionally, animals receiving the FASN inhibitor had overall 85% fewer liver tumors than those receiving placebo and several drug-treated animals had no tumors in their livers at the end of the study. These results were consistent with the documented role of FASN and the DNL pathway in liver fat accumulation, inflammation and fibrogenesis.

Figure 26. FASN inhibitor decreased liver fibrosis in mouse model of MASH. * p<0.05

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

Combination of FASN inhibitor treatment with resmetirom treatment was also tested in this LDL receptor knockout model of diet induced MASH. The combination treatment normalized liver fat levels to that observed in mice on a normal chow diet and decreased both macrovesicular and microvesicular steatosis. The combination significantly decreased collagen production. In addition, the beneficial effect of FASN inhibition on markers of dyslipidemia described above as monotherapy was further improved by combination with resmetirom.

Precision medicine—enabling the right intervention for MASH patients

We have initiated a comprehensive biomarker program as part of our denifanstat development program. Biomarkers are indicators of the disease state and/or response to treatment, and typically measured using convenient, non-invasive approaches. In addition to disease-associated biomarkers, we are developing two types of biomarkers specific to denifanstat and FASN. We believe the identification of these biomarkers has the potential to prospectively identify appropriate patients that will respond to therapy with denifanstat alone or in combination, monitor treatment response to drive clinical outcomes for MASH patients, and help differentiate denifanstat as a potential therapy for MASH.

MASH, the hepatic manifestation of metabolic syndrome, is a complex, progressive disease, with few approved treatments for non-cirrhotic MASH (stages F1, F2 and F3 fibrosis) and no approved treatments for cirrhotic MASH (F4). With the large and growing global

MASH population, we believe that it would be beneficial to develop precision medicine approaches to confirm that the drug is having a positive impact based on biomarker assessments, and match MASH patients prior to initiation with the most appropriate treatment for their disease. These approaches potentially provide physicians with a helpful tool to better manage their patients, and increase the market opportunity for denifanstat and for combination treatments that include denifanstat.

Figure 27. Precision medicine strategy

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

Figure 28. Tripalmitin levels at 4 and 13 weeks of dosing in Phase 2b FASCINATE-2

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

This program includes two distinct technical approaches, both using blood samples to identify biomarkers or biomarker panels that may predict clinical response to denifanstat: metabolomic profiling to measure metabolic state, and SNP profiling to incorporate genetic markers associated with metabolic disease. From the FASCINATE-1 clinical trial, we identified a preliminary biomarker signature (termed Sig-A) that predicts liver fat response to denifanstat, based on the metabolomic profile of patient blood samples collected before treatment. We plan to conduct a similar process across clinical trials, including the FASCINATE-2 clinical trial, incorporating data from biomarkers panels with broad metabolomic and proteomic analyses of patient blood samples. Machine learning algorithms will be applied to identify biomarker panels of response.

Additional MASH indications

Non-cirrhotic MASH (F2-F3). According to a study published in 2018, the prevalence of MASH in the United States was estimated at 17.3 million in 2016 and expected to grow to 27.0 million by 2030. Of the MASH patients in the United States, 5.7 million had MASH with advanced fibrosis (F2-F3) in 2016. The number of MASH patients with advanced fibrosis (F2-F3) is expected to grow to 10.6 million in 2030. According to two studies published in 2021 and 2023, when left untreated, MASH can lead to liver cirrhosis, which is currently on par with alcohol as the leading indication for liver transplantation and is expected to surpass alcohol in the coming years. In January 2024, we announced that denifanstat had met both primary endpoints and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. In October 2024, the FDA granted Breakthrough Therapy designation to denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). In October 2024, we completed successful end-of-Phase 2 interactions with the FDA.

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

Acne: A highly prevalent skin condition

Acne is the most common skin condition in the United States, affecting up to 50 million Americans annually. Acne usually begins in puberty and affects many adolescents and young adults. Approximately 85% of people between the ages of 12 and 24 experience at least minor acne and the prevalence of severe acne may be as high as 20% of those affected by acne. FASN is responsible through lipid synthesis for the production of skin oils (sebum). More than 80% of key sebum lipids such as palmitate and sapienic acid are produced by DNL/FASN. In acne, excess sebum can lead to skin lesions and is a pro-inflammatory stimulus leading to exacerbation of those lesions, including development of nodules (nodular acne) and cysts (cystic acne). Studies in patients with acne vulgaris demonstrated that levels of sebum palmitate and sebum sapienate (a derivative of palmitate found in the skin) increased by 20% compared to healthy volunteers. Sebum reduction is one of the major mechanisms of isotretinoin (formerly branded as Accutane or Roaccutane), which is widely prescribed for cystic acne. However, isotretinoin has significant side effects including spontaneous abortion, birth defects and depression. Pfizer Inc. completed a Phase 1 clinical trial with a topical ACC inhibitor, which is another DNL inhibitor.

Figure 29. FASN role in acne

Acne clinical program

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

Phase 3 clinical trial of denifanstat in acne

In June 2025, our license partner for China, Ascletis, announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial of 480 enrolled patients randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

Figure 30. Ascletis acne Phase 3 clinical trial design

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

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of TEAE were comparable between denifanstat and placebo.

Figure 31. Ascletis acne Phase 3 clinical trial: All primary and key secondary endpoints met

In January 2026, Ascletis reported positive topline results in the open-label Phase 3 trial evaluating the long-term safety of ASC40 (denifanstat) tablets in patients with moderate to severe acne in China. The Phase 3 multi-center open-label clinical trial ASC40-304 was designed to determine the long-term safety of denifanstat in patients with moderate to severe acne vulgaris who were previously enrolled in the double-blind, randomized, placebo-controlled 12-week Phase 3 ASC40-303 trial. All subjects in the open-label extension were administered oral denifanstat 50 mg once daily for up to 40 weeks. Subjects who were originally randomized to denifanstat in ASC40-303 study had a total of 52 weeks of denifanstat exposure.

Primary endpoints evaluated safety, and secondary endpoints evaluated efficacy, for up to 52 weeks of denifanstat treatment. Denifanstat was generally well tolerated, with the following:

●	TEAEs: Only two categories of TEAEs had an incidence rate of 5% or more, with dry eye syndrome in 5.5% of denifanstat-treated subjects and dry skin reported in 5.2% of denifanstat-treated subjects.

●	AEs: All denifanstat-related AEs were mild or moderate; no denifanstat-related grade 3 or 4 AEs; no AE-related permanent discontinuations; Grade 1 hair thinning in the study was experienced by only one denifanstat-treated patient (which resolved within 8 weeks while remaining in study without a change in dose); no deaths were reported.

●	SAEs: No denifanstat-related SAEs; two non-denifanstat-related SAEs (one breast lump, one contusion), both resolved.

In December 2025, Ascletis announced that the China NMPA has accepted its NDA for denifanstat for the treatment of moderate to severe acne.

Phase 2 clinical trial of denifanstat in acne

In May 2023, Ascletis Pharma announced positive topline results with the achievement of primary and key secondary endpoints in a Phase 2 clinical trial in 179 patients with moderate to severe acne vulgaris in China. These patients were randomized and dosed with 25mg, 50mg or 75mg of denifanstat (ASC40) or placebo daily for 12 weeks. Ascletis Pharma reported that denifanstat met the primary endpoint of percentage change from baseline in total lesion count at week 12 with median reductions of 53.1% in the 25mg group (p=0.006, n=45), 61.3% in the 50mg group (p=0.008, n=44), and 53.1% in the 75mg group (p=0.008, n=45) versus a reduction of 34.2% with placebo (n=45). The incidence rates of treatment-related AEs were comparable among 25mg (grade 1=28.9%; grade 2=20.0%), 50mg (grade 1=36.4%; grade 2=11.4%), 75mg (grade 1=44.4%; grade 2=17.8%) denifanstat groups and the placebo group (grade 1=35.6%; grade 2=13.3%). The majority of treatment-related AEs were dry eye, and all dose levels had a rate of dry eye similar to placebo (grade 1=28.9%; grade 2=6.6%). There were no denifanstat-related grade 3 or 4 AEs, no treatment-related SAEs and no deaths reported.

Phase 1 clinical trial of TVB-3567 in acne

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

Oncology

Dysregulation of lipid metabolism is a hallmark of cancer. Increased expression of FASN has been associated with poor prognosis and reduced survival in several tumor cell types. While most normal cells get their palmitate from dietary sources, cancer cells have a high requirement of lipids for membrane synthesis and cell signaling to meet the demands of high proliferation. Some cancer cells become dependent upon the FASN pathway for proliferation to provide a reliable and self-sufficient source of fatty acids, referred to as onco-metabolism. This is the case for specific cancers driven by driver oncogenes such as mutant KRAS (KRASM), tyrosine kinase receptors and hormone receptors, such as the androgen receptor. The fatty acids made by FASN are saturated or monounsaturated and therefore relatively resistant to oxidative stress caused by driver oncogenes, which allows the highly proliferating cancer cells to avoid cell death. We believe that this dependence on FASN provides a vulnerability that can be attacked with FASN inhibitors.

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

The following diagram depicts the role of FASN in the molecular mechanisms associated with cancer:

Figure 32. FASN role in molecular mechanisms associated with cancer.

FASN derived lipids play a structural role in membranes to avoid oxidative stress and create lipid rafts for oncogenic signaling (for example in KRASM or Androgen receptor signaling). This also contributes to resistance to targeted therapies. Palmitate itself (the immediate product of FASN) covalently modifies critical oncogenes to allow them to localize in membranes and function properly (for example KRAS4A). FASN derived lipids are important to create lipid rafts that anchor receptor tyrosine kinases appropriately in the plasma membrane for signaling, and the MET tyrosine kinase is one example of this class.

FASN inhibitors for oncology program

We are developing FASN inhibitors to treat specific subsets of solid tumors that are FASN-dependent in combination with other classes of oncology drugs. Our first-in-human Phase 1 clinical trial for denifanstat was conducted in patients with advanced solid tumors. The results provided a foundation and path for future clinical trials. The data from our preclinical, translational and clinical studies have identified three FASN-dependent tumor subtypes with potential clinical application, as described below.

Identification of FASN-dependent tumor types

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

inhibition disrupts this protective circuit meaning that cancer cells need to use poly unsaturated oxidation-prone fatty acids, which leads to stress induced cell death by ferroptosis.
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

(ii) Hepatocellular carcinoma (HCC) FASN-dependent: We have generated preclinical results that demonstrate the potential of FASN inhibitors for the treatment of HCC, as follows:

●	We have identified a subset of HCC tumors that are FASN-dependent, in a collaboration with Dr. Xin Chen at the University of California, San Francisco. This subset defined as MET-hi, PTEN-lo represents approximately 34% of human HCC, and is defined by high levels of the receptor tyrosine kinase MET and low levels of the tumor suppressor PTEN, which indicates high proliferation activity. Published clinical trials using mouse genetic HCC models support that these cancer pathways are FASN-dependent.
●	Treatment of a mouse HCC MET-hi, PTEN-lo model with FASN inhibitor plus the standard of care kinase inhibitor cabozantinib triggered regression of HCC tumors. In addition, FASN inhibitor therapy combined with either cabozantinib or sorafenib, a second standard of care kinase inhibitor, improved the in vivo activity for c-MYC driven HCC.
●	We have collaborated with Josep Llovet at Icahn School of Medicine at Mount Sinai, to profile FASN expression in samples from HCC patients. The results generated are consistent with the preclinical combination results with a kinase inhibitor.
●	We have collaborated with Scott Friedman at Icahn School of Medicine at Mount Sinai on a preclinical mouse model of MASH with carbon tetrachloride induced fibrosis that develops HCC tumors. Treatment of mice with established liver fibrosis with FASN inhibitor significantly reduced the tumor burden compared to untreated mice. MASH-related HCC is an area that we will explore in bioinformatics analysis.

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

●	Preclinical results show that FASN inhibition can decrease the levels of resistance markers to androgen receptor modulators in prostate cancer preclinical models. Combination of FASN inhibitor with enzalutamide had a better anti-tumor effect than either agent alone. These results provided a strong mechanistic basis for conducting a clinical trial combining a FASN inhibitor with an AR inhibitor.

●	We have collaborated with Massimo Loda and David Nanus at Weill Medical College of Cornell University on FASN in prostate cancer. Our collaborators at Weill Medical College are conducting an Investigator Sponsored Study in men with metastatic castration resistant prostate cancer to explore this combination. The results of this Phase 1 study are expected in the first half of 2027.

Phase 1 results in multiple solid tumors

We conducted a first-in-human Phase 1 clinical trial (which included dose escalation) of denifanstat in patients with advanced, heavily pretreated and mostly metastatic solid tumors. We hypothesized that the dose of denifanstat for clinical activity would be higher in cancer patients than in MASH patients, because the objective is to completely shut down FASN activity and cause cell death in cancer, rather than normalize FASN activity. In the Phase 1 clinical trial, 136 patients were treated with denifanstat, 76 treated with denifanstat only (monotherapy), and 60 treated in combination with a taxane, a commonly used class of anti-cancer drugs. The trial identified the maximum tolerable dose as 100mg per square meter of body surface area (100mg/m2), or approximately 150mg to 200mg daily, whether denifanstat was used alone or in combination. Denifanstat monotherapy treatment resulted in a disease control rate (DCR) of 42%.

Disease control was observed across multiple tumor types, including breast (100%), NSCLC (82%), and gynecological (ovarian and cervical) (53%). We believe these results are promising in these heavily pretreated, advanced stage patients.

In patients treated with denifanstat monotherapy, evaluation of time-to-progression (TTP) among patients with NSCLC revealed notably longer TTP for patients with a mutation in the KRAS gene (KRASM) (N=11) compared to those with a normal, or wild-type, KRAS gene (KRASWT) (N=6) (22 weeks versus five weeks; p<0·02).

Figure 33. Time to progression in Phase 1 oncology trial

As anticipated, based on prior nonclinical toxicology clinical trial findings, the principal toxicities associated with denifanstat monotherapy were skin and ocular effects, with most being Grade 1 or 2. Common (i.e., incidence >10%) skin effects included alopecia (61%), PPE syndrome (46%), dry skin (22%), skin exfoliation (12%), and rash (11%). Ocular effects included dry eye (17%) and increased lacrimation (13%). Six episodes of serious pneumonitis were experienced by five patients receiving denifanstat and paclitaxel, one of which was fatal, all assessed by the investigator as at least possibly related to both denifanstat and paclitaxel. Pneumonitis was not observed in patients treated with denifanstat monotherapy. ECG and Holter monitoring data revealed no clinically relevant QTc prolongation with denifanstat.

This Phase 1 clinical trial successfully identified a recommended Phase 2 dose of 100mg/m2, which corresponds to 150mg or 200mg in most patients. It also identified several tumor types that may merit further development, including KRASM NSCLC, breast cancer, and ovarian cancer.

The next step would be to conduct additional clinical trials with a FASN inhibitor in tumor subtypes identified from preclinical, translational and the Phase 1 clinical study.

Glioblastoma

GBM is a disease of high unmet need. High FASN expression has been observed in glioblastoma tumors and may be associated with resistance to agents such as bevacizumab.

A Phase 2 investigator sponsored clinical trial was conducted in glioblastoma patients (Grade 4 astrocytoma) by Dr. Andrew Brenner from the University of Texas, San Antonio. In this trial, 25 bevacizumab naïve patients in their first relapse were treated with denifanstat (100mg/m2 once daily) plus bevacizumab (10mg/kg once every 2 weeks). The overall response rate was 56% (complete response 17%, partial response 39%) and six-month progression free survival was 31.4%. This represents a statistically significant improvement in six-month progression free survival over historical bevacizumab monotherapy such as the BELOB study 16% (p<0.01) and met the primary study endpoint. The observed six-month overall survival was 68%, with survival not reaching significance by log rank test (p=0.56). The most frequently reported AEs were PPE syndrome, hypertension, mucositis, dry eye, fatigue and skin infection. Most were Grade 1 or 2 in intensity. Based on these results, in early 2022, Ascletis Pharma initiated a Phase 3 registrational trial in China in patients with recurrent GBM. In September 2023, Ascletis Pharma announced the enrollment of 120 recurrent GBM patients. Ascletis announced cessation of its China GBM program in August 2025.

Discovery-FASN inhibitors

FASN plays a pathogenic role in several diseases beyond MASH. The overall strategy of our decade long research program followed four core steps: a) identify diseases where FASN contributes to the underlying pathology, b) generate proof of concept data to demonstrate the mechanism of action, c) use precision medicine to identify patient populations enriched for clinical response where feasible and, d) move promising drug candidates into clinical development.

We recognized that the over-activity of FASN may be involved in a number of different human diseases and have discovered and developed specific inhibitors of this enzyme. The goal of our program was to develop small molecule inhibitors of the enzyme that could be delivered orally for ease of use, required no more than two doses daily, and were highly selective for the FASN enzyme in order to avoid unexpected side effects. Early generation FASN inhibitors developed by others suffered poor potency, off target activity, or suboptimal physiochemical or pharmacokinetic properties; none of these entered clinical development. While early FASN inhibitors functioned as substrate competitors, our inhibitors are designed to target co-factor binding sites and avoid these liabilities.

Hundreds of molecules were ultimately designed, synthesized, and tested through iterative cycles, with several emerging as leading candidates based on their laboratory properties. A few were selected for further characterization leading to the identification of denifanstat as the leading candidate for human clinical trials. Our library of FASN inhibitors provides us with the possibility of selecting other compounds for additional indications. For example, we can select a compound from our library with preferred physio-chemical properties for a topical formulation that may be attractive for certain dermatology indications. We selected denifanstat and TVB-3567 out of more than 1,200 compounds within our library of FASN inhibitors.

Competition

MASH

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Accordingly, our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than our drug candidates. For example, Madrigal Pharmaceuticals, Inc. (Madrigal) announced the approval of resmetirom (commercially available as Rezdiffra) for the treatment of MASH in patients with moderate to advanced liver fibrosis by the FDA in March 2024 and by the European Commission in August 2025. In August 2025, Novo Nordisk A/S announced the FDA approval of Wegovy (semaglutide) for the treatment of MASH in adult patients with moderate to advanced liver fibrosis. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions, including Altimmune, Inc., AstraZeneca, Boehringer Ingelheim and Zealand Pharma, Eli Lilly and Company, Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., GSK plc (acquired Boston Pharmaceuticals in 2025), Inventiva S.A., Madrigal, Merck & Co., Inc., Novo Nordisk A/S (acquired Akero Therapeutics, Inc. in 2025), Pfizer Inc., Roche Holdings, Inc. (acquired 89bio, Inc. in 2025), Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., and Zydus Therapeutics Inc. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We believe that the key competitive factors that will affect the development and commercial success of our drug candidates are efficacy, safety and tolerability profile, convenience of dosing, price, the level of generic competition and reimbursement.

Denifanstat could face competition from other classes individually or in combination, pursuing mechanisms including enzyme-specific inhibitors, gene expression activators, growth factor analogs, and anti-inflammation/anti-fibrotics. Given denifanstat’s potential mechanism of action, and its potential complementary mechanism to other therapies, we believe that denifanstat can be used alone or in combination with some of these potential MASH products in development.

Acne

The acne therapeutics market is highly competitive and characterized by a wide range of prescription and over-the-counter products marketed by large pharmaceutical companies, specialty dermatology companies, generic drug manufacturers and consumer healthcare companies.

Current acne treatments include topical therapies, oral systemic therapies, and procedural or device-based approaches, and are prescribed based on disease severity, patient characteristics, physician judgment, and treatment guidelines. Topical therapies are commonly used as first-line treatment for mild to moderate acne and include topical retinoids, antibiotics, benzoyl peroxide, hormonal agents, and fixed-dose combination products. Many topical acne treatments are available as low-cost generics, and branded products compete primarily on formulation characteristics, tolerability, dosing convenience, and physician familiarity. Oral systemic therapies are generally prescribed for moderate to severe acne or for patients who do not respond adequately to topical treatments. Oral therapies include antibiotics, hormonal agents, and oral isotretinoin. While oral isotretinoin is highly effective for cystic acne, its use is limited by significant safety considerations, monitoring requirements, and prescribing restrictions. Oral antibiotics are widely used but are generally recommended for limited duration due to concerns related to antibiotic resistance and adverse effects.

In addition, several companies are developing investigational acne therapies, including novel oral agents, new topical formulations, and reformulations or combinations of existing drugs. These product candidates are at varying stages of development and may compete with TVB-3567, if approved.

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

Under the license agreement, we conducted all development activities in connection with the Phase 2 FASCINATE-1 clinical trial in the United States and Greater China at our sole expense, except for certain in-kind contributions by Ascletis in Greater China. Ascletis is solely responsible at its sole expense for conducting development activities in connection with obtaining and maintaining regulatory approvals for denifanstat in Greater China. Ascletis will solely own all regulatory filings and approvals in Greater China other than those regulatory filings jointly applied for in connection with the Phase 2 FASCINATE-1 clinical trial. Further, during the term of the license agreement, Ascletis agreed not to develop, manufacture or commercialize any FASN inhibitors outside the scope of the license agreement in Greater China.

We are eligible to receive development and commercial milestone payments from Ascletis in aggregate of up to $122.0 million. In July 2023, we recognized $2.0 million of revenue related to a development milestone triggered by the initial dosing of a Phase 3 trial for recurrent GBM, of which $1.7 million was received from Ascletis in August 2023, net of applicable taxes, which were recorded in general and administrative expense in the statement of operations and comprehensive loss.

We are also eligible to receive tiered royalty payments from Ascletis ranging from high single digit to mid-teen percentages on annual net sales of denifanstat and other products containing licensed compounds in the Territory, subject to customary reductions. Ascletis’ obligation to pay royalties expires on a product-by-product and region-by-region basis upon the earlier of the expiration of all valid claims covering a product in a region and 10 years following the first commercial sale of a product in a region.

Unless terminated earlier, the license agreement will continue until the expiration of the last to expire royalty payment obligation. Ascletis has the right to terminate the license agreement for any reason or no reason upon 90 days’ written notice. In addition, either party may terminate the license agreement upon the other party’s uncured material breach, insolvency, or bankruptcy. Termination of the license agreement does not terminate the non-exclusive license granted to us by Ascletis, however, in the event of early termination by Ascletis in the case of certain material breaches, we will pay Ascletis single digit royalties on net sales of products outside the territory covered by such non-exclusive license. In the event of early termination for any reason other than by Ascletis for our material breach, Ascletis will transfer all rights to us relating to the products, intellectual property, and regulatory approvals in Greater China, subject to our obligation to pay Ascletis royalties in the low single digit percentages on net sales of any reverted products in Greater China.

In October 2019, we entered into a Patent Assignment Agreement and Patent Re-Assignment Agreement with Gannex, an affiliate of Ascletis and subsidiary of Ascletis Pharma, whereby we assigned to Gannex all our rights, title, and interest in and to all patents and patent applications in China that we previously licensed to Ascletis pursuant to the license agreement. In July 2023, we amended and restated each of the Patent Assignment Agreement and Patent Re-Assignment Agreement to assign additional patents and patent applications to Gannex, effective as of October 2019, which additional patents and patent applications relate solely to licensed compounds under the license agreement, specifically, denifanstat and related compounds, and their use in the treatment of cancers, fatty liver diseases, inflammatory diseases, and diseases related thereto in Greater China. Also in July 2023, we entered into an Assignment and Assumption Agreement with Ascletis and Gannex under which Ascletis, while remaining responsible for performance under the License Agreement, assigned all of its rights and obligations under the License Agreement to Gannex and Gannex assumed such rights and obligations, effective as of October 2019. The assignment of patents did not alter the economic terms under the license agreement with respect to the assigned patents and patent applications, and we retained such rights under the assigned patents and patent applications that we had previously retained under the license agreement. Upon early termination of the license agreement for any reason other than by Ascletis for our material breach, Gannex will reassign all assigned patents and patent applications in China back to us. Additionally, we retain control of the prosecution of the pending patent applications assigned to Gannex.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to rely, upon third-party CMOs for the manufacture of any drug candidates that we may develop for larger-scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved. We currently rely on several manufacturers for the production of raw materials, APIs, and the finished products of denifanstat, TVB-3567 and resmetirom, and we believe that there are multiple sources for all raw materials employed in the manufacturing of our drug substances and drug products, and we believe that several CMOs are able to manufacture lots as needed.

Our contracted CMOs have manufactured multiple lots of denifanstat, each one yielding multiple kilograms of drug, and have manufactured the clinical trial supply in both capsule and tablet forms. To date, we have relied on four CMOs based in Europe, the United States and China, as well as our license partner, Ascletis, to produce drug substances and two CMOs in the United States and China, as well as our license partner, Ascletis, to produce drug products, across our programs. We will need to manufacture additional materials to support completion of mid- and late-stage studies such as Phase 2 and Phase 3 trials.

In December 2025, we entered into a license agreement with Assia Chemical Industries Ltd., doing business as TAPI Technology & API Services (TAPI), a subsidiary of Teva Pharmaceutical Industries Ltd. (the TAPI Agreement). Under the TAPI Agreement, TAPI granted us a global, exclusive license to certain intellectual property rights covering innovative forms of TAPI’s resmetirom active pharmaceutical ingredient (API) for our technical evaluation and manufacture, and, if elected by us following an evaluation period, further development of a fixed-dose combination product containing denifanstat and resmetirom.

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

As of December 31, 2025, we owned and/or had control of 12 U.S. patents, 151 issued foreign patents, which includes European patents that have been validated in various European countries, Hong Kong, and Macau, seven pending non-provisional U.S. patent applications, two pending U.S. provisional patent applications, three pending international PCT applications, and 40 pending foreign patent applications.

With regard to denifanstat, as of December 31, 2025, we owned one issued U.S. patent with composition of matter and pharmaceutical composition claims directed to denifanstat. The issued U.S. patent is expected to expire in 2032, without taking any potential patent term extension (PTE) into account. In addition, we owned and/or had control of patents that have been granted in various jurisdictions including Australia, Argentina, Brazil, countries across Europe, Canada, Eurasia, Hong Kong, Japan, China, South Korea, India, Israel, Macau, Mexico, New Zealand, Taiwan, and South Africa, which are expected to expire in 2032, without taking potential PTEs or other forms of extension into account. We also owned three issued U.S. patents with claims directed to methods of using denifanstat and combinations of denifanstat with additional agents. The issued U.S. patents are expected to expire in 2035 and 2036, without taking a potential PTE into account. Specifically, U.S. Patent No. 10,363,249, which is expected to expire in 2035, issued with claims directed to a method of treating a taxane-resistant tumor or cancer comprising administering a combination of denifanstat and a taxane. U.S. Patent No. 10,189,822, which is expected to expire in 2036, issued with claims directed to a method of treating various types of cancers (mantle cell lymphoma, chronic myelogenous leukemia, sarcoma; endometrial tumors, non-small cell lung carcinoma, gastric carcinomas, hepatocellular tumors, and head and neck cancer) comprising administering denifanstat, or a combination of denifanstat with additional agents. U.S. Patent No. 11,034,690, which is expected to expire in 2036, issued with claims directed to methods of treating MASH, formerly referred to as NASH, MASLD, formerly referred to as NAFLD, liver cirrhosis and liver fibrosis comprising administering denifanstat. In addition, we owned and/or had control of patents with claims directed to methods of using denifanstat, and/or methods of using combinations of denifanstat with additional agents, in Australia, China, Japan, various countries across Europe, South Korea, Israel, New Zealand, and Russia, which are expected to expire in 2035, 2036 and/or 2037. We also owned and/or had control of at least 12 pending applications in jurisdictions including the United States, Australia, China, Canada, Europe, Hong Kong, Japan, South Korea, Singapore, and South Africa, which, if issued, are expected to expire in 2036 and/or 2037, without taking potential PTEs into account. Additionally, we owned and/or had control of two pending U.S. applications and a pending international PCT application directed to a combination of denifanstat and THR-β agonists, including resmetirom, as well as methods of treating NASH/MASH using the same, which, if issued, are expected to expire in 2044, without taking potential PTEs into account. Further, the Company has a license from TAPI to certain innovative forms of resmetirom covered by pending patent applications in the United States, Canada and Europe; with respect to these patent applications, if issued, the patents are expected to expire in 2041, without taking potential PTEs into account.

We owned and/or had control of a pending international PCT application and a pending application in Tawain directed to a combination of denifanstat and GLP-1 agonists, including semaglutide for treating liver diseases, which, if issued, are expected to expire in 2044, without taking potential PTEs into account.

With regard to TVB-3567, as of December 31, 2025, we owned one issued U.S. patent with composition of matter claims, as well as claims directed to methods of using TVB-3567 to treat various types of cancer. The issued U.S. Patent No. 9,994,550 is expected to expire in 2035, without taking a potential PTE into account. In addition, we own and/or have control of patents that have been granted in Australia, Brazil, Canada, South Africa, Japan, South Korea, China, Hong Kong, Macau, Israel, India, Singapore, New Zealand, Russia, Mexico, and various countries across Europe, which are expected to expire in 2035, without taking potential term extensions into account. We also own and/or have control of granted patents in China, Israel, Japan, South Korea and New Zealand, which are expected to expire in 2037, without taking potential PTEs into account, and 12 pending patent applications in the United States, Australia, Canada, China, Europe, Hong Kong, Japan, South Korea, Singapore and South Africa with disclosures covering TVB-3567, which, if issued, are expected to expire in 2037 (2036 in the United States), without taking potential PTEs into account.

With respect to claims specifically directed to the treatment of MASH, formerly referred to as NASH, as of December 31, 2025, we owned U.S. Patent No. 11,034,690, which is expected to expire in 2036, without taking potential term extensions into account issued with claims directed to methods of treating MASH, formerly referred to as NASH, MASLD, formerly referred to as NAFLD, liver cirrhosis and liver fibrosis comprising administering denifanstat. In addition, we own and/or have control of patents that have been granted in Australia and South Korea (denifanstat), Israel, China, Japan and New Zealand (denifanstat and TVB-3567) which are expected to expire in 2037, without taking potential term extensions into account. We also own and/or have control of 12 applications pending in the U.S., Australia, Canada, Europe, China, Hong Kong, Japan, South Korea, Singapore, and South Africa, that disclose chemical genera encompassing denifanstat and TVB-3567 for the treatment of MASH, formerly referred to as NASH. Any patents issuing from these applications are expected to expire in 2037 (2036 in the United States), without taking potential PTEs into account. Additionally, we owned and/or had control of a pending international PCT application directed to methods of using denifanstat to treat MASH patients with F2 and F3 fibrosis, which, if issued, are expected to expire in 2045, without taking potential PTEs into account.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application or international PCT application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a PTE under the Hatch-Waxman Act as compensation for the loss of patent term during the product development and the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering denifanstat and TVB-3567 may be entitled to PTE. If our drug candidates receive FDA approval, we intend to apply for PTE, if available, to extend the term of patents that cover the approved drug candidates. We also intend to seek PTE in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

U.S. drug development process

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the FDCA) and implements regulations. Drugs are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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

Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the proposed drug or disease. Even after obtaining initial marketing approval, a drug product and its manufacturer remain subject to extensive, continuing regulatory requirements, including with respect to manufacturing, quality control, adverse event reporting, advertising and promotion and periodic inspections by regulatory authorities.

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

While the IND is active and before approval, progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators within fifteen days for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the drug candidate and from animal or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, the sponsor must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of information. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity. The FDA has a Prescription Drug User Fee Act (PDUFA) goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission, which means that review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Any marketing application for a drug candidate submitted to the FDA for approval, including a drug candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for rolling review, as well as other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A drug candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new molecular entity NDAs, priority review means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, drug candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing confirmatory clinical studies which must be conducted with due diligence to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Report Act of 2022 (FDORA), the FDA may require that such confirmatory studies be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such post-approval studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of all advertising and promotional materials, which could adversely impact the timing of the commercial launch of the product. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity could also block the approval of a drug candidate for seven years if a competitor obtains approval of the same drug as defined by the FDA.

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

Post-approval requirements

Any drug products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements related to manufacturing, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (off-label use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet.

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

The FDA may withdraw product approvals or request product recalls if a company fails to maintain compliance with regulatory requirements and standards after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; requirements for post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product or complete withdrawal of the product from the market or product recalls;
●	fines, FDA Form 483s warning letters, or untitled letters;
●	clinical holds on clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

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

Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of non-patent market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Regulation of companion diagnostics and complementary diagnostics

As a part of our later stage product development strategy, we may develop and commercialize one or more companion diagnostics or complementary diagnostics. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. Such diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a premarket approval application (PMA). Beginning in February 2026, the FDA will evaluate PMA submissions against the harmonized Quality Management System Regulation (QMSR). For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. A complementary diagnostic is not considered essential for the safe and effective use of the therapeutic product and does not need to be approved or cleared contemporaneously with the therapeutic.

After a companion diagnostic device is cleared or approved, it is subject to applicable post-marketing requirements including the FDA’s QMSR, adverse event reporting, recalls and corrections, and product marketing requirements. Device manufacturers must register and list their devices with the FDA. Applicable portions of the QMSR may include the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Companion and complementary diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the facilities for compliance with regulatory requirements. In January 2024, FDA announced its intention to initiate the reclassification process for most in vitro diagnostics. Further, FDA indicated that it will continue taking a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new test may be classified into class II through the de novo classification process. In so doing, FDA indicated that it may regulate most future companion diagnostics as class II devices.

Disclosure of clinical trial information

Sponsors of applicable clinical trials of FDA regulated products are required to register their clinical trials within specific timeframes for publication on www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors and patients may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law could lead to consequences such as public notifications of noncompliance and civil monetary penalties.

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

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP), which, effective January 1, 2024, was eliminated as a result of the American Rescue Plan Act of 2021;
●	a Medicare Part D coverage gap discount program, later supplanted by the Medicare manufacturer discount program under the Inflation Reduction Act, in which manufacturers were required to agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
●	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been executive, judicial and legislative challenges to certain aspects of the Affordable Care Act. It is unclear how any future litigation, and the healthcare reform measures of the current executive administration, will impact the Affordable Care Act.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby eliminating the so-called coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have approved indication(s) for the rare disease or condition(s) described in its orphan designation(s). The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, the One Big Beautiful Bill Act of 2025 (OBBBA) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (MFN) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five-year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

We expect that additional U.S. federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors or customers will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures

Data privacy and security laws

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

The EU GDPR also provides that EEA Member States may make their own laws and regulations to introduce specific requirements related to the processing of personal data and “special categories of personal data”, which may lead to greater divergence on the law that applies to the processing of such data across Europe. Country-specific regulations could also limit our ability to collect, use and share European data, and/or could cause our compliance costs to increase, ultimately having an adverse impact on our business and harming our business and financial condition.

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

The U.S. Foreign Corrupt Practices Act (FCPA)

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

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20/EC (CTD). As of January 31, 2025, all new clinical trial authorization applications in the EU must be made under the CTR.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase their transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is coordinated by the competent authority of a reporting EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and ethics committees in each concerned EU Member State. Individual EU Member States retain the power to permit or refuse the conduct of clinical trials in their territory.

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

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanations are to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from a public health perspective and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is substantially similar to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures—Human (CMDh), for review. If the CMDh cannot resolve the matter, the reference EU Member State may refer the matter to the CHMP for arbitration.

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

An MA in the EU has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization that is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (PRIME) scheme, which provides incentives broadly similar to the Breakthrough Therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of drug candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a conditional MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once such conditions have been fulfilled, the conditional MA may be converted into a standard MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved for medicinal products intended for the treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Manufacturing regulation in the EU

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization, and the import of medicinal products into the EU requires a manufacturing authorization that permits importation. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU good manufacturing practice (GMP) standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate distribution authorizations granted by the competent authorities of EU Member States. MA holders, manufacturing and import authorization (MIA) holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension or revocation of any manufacturing authorization, in the event of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Post-approval requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint a qualified person responsible for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP), describing the risk management system that we will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as conditions of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring requirements, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Data and marketing exclusivity

The EU also provides opportunities for regulatory data and market exclusivity. Upon receiving an MA in the EU, innovative medicinal products generally receive eight years of data exclusivity followed by an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period may be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is considered to bring a significant clinical benefit in comparison with existing therapies.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological products.

Pediatric development

In the EU, Regulation (EC) No 1901/2006 provides that all marketing authorization applications for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP), agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which an MA is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once an MA is obtained and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (SPC), provided an application for such extension is made at the time of  filing the SPC application for the product, or at any point up to two years before the SPC expires. The incentive in the case of orphan medicinal products is that a two-year extension of orphan market exclusivity may be available (but no extension to an SPC is available in the case of orphan medicinal products).

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

Regulation (EC) No 847/2000 sets out further provisions for the implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate MA has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA and national competent authorities cannot accept another MAA or an application to extend an MA, and the European Commission cannot grant an MA, in each case for a similar medicinal product for the same indication for such ten-year period. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the ten-year exclusivity period if: (i) the MA holder for the authorized orphan product consents to a second medicinal product application, (ii) the manufacturer of the authorized orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) the second applicant can establish that its product, although similar to an authorized orphan product, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Clinical trial data disclosure

Many jurisdictions have mandatory clinical trial information obligations incumbent on sponsors. In the EU, transparency requirements relating to clinical trial information are established in the CTR. The CTR establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data, or commercially confidential information, or is necessary to protect confidential communications between EU Member States in relation to the preparation of an assessment report, or to ensure effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial will take place in accordance with specific timelines. The timelines are established by the EMA and are determined based on the documents and the categorization of the clinical trial.

In addition, Regulation (EC) No- 1049/2001 on access to documents, and the related EMA policy 0043 on access to documents, provide for a right for interested parties to submit an access to documents request to the EMA to access certain information held by the EMA. Certain limited categories of information are exempted from disclosure (i.e., commercially confidential information, which is construed increasingly narrowly and protected personal data). It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once these data are in the public domain.

Pricing, coverage and reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts that pharmaceutical companies are required to offer. These efforts could continue as countries attempt to manage healthcare expenditures. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products onto national markets. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced EU Member States), can further reduce prices.

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal drug candidate to currently available therapies. This Health Technology Assessment (HTA) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) was adopted in December 2021 and became applicable on January 12, 2025, with phased implementation. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including by introducing joint clinical assessments of new medicinal products. The new rules under the HTA Regulation will be introduced in stages, with joint clinical assessments initially applying to new cancer medicines or advanced therapy medicinal products, and ultimately being extended to all medicinal products authorized under the EU centralized procedure.

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

Companion diagnostics are specifically identified as falling within the scope of the IVDR. Prior to CE marking and marketing in the EU they must be the subject of a conformity assessment process that includes the intervention of a notified body. If the related medicinal product has been authorized, or is in the process of being authorized, through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have been or are in the process of authorization through any other route provided in EU legislation, the notified body must seek the opinion of the relevant national competent authority of an EU Member State.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, European Parliament adopted its position on the legislative proposals and in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of elements of the Windsor Framework from January 1, 2025, the United Kingdom, or UK, is not generally subject to EU laws in respect of medicines regulation. EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK; however, new EU legislation such as the Clinical Trials Regulation (EU) No 536/2014 is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain," or GB) for a period following Brexit, with Northern Ireland continuing to follow certain aspects of the EU regulatory regime. However, on January 1, 2025 a new arrangement called the "Windsor Framework" came into effect and largely reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products placed on the UK market. The Windsor Framework removes EU licensing processes and certain EU labeling and serialization requirements in relation to medicinal products supplied to Northern Ireland under the UK-only scheme and introduces a UK-wide licensing process for medicines. In particular, the MHRA is responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide MA may be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for certain packs placed on the UK market on or after January 1, 2025, a "UK Only" label, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may apply the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EMA in the EU) when assessing an application for a UK marketing authorization.

The MHRA has also been updating various aspects of the regulatory regime for medicinal products in the United Kingdom. These include: introducing the Innovative Licensing and Access Pathway to accelerate the time to market and facilitate patient access for innovative medicinal products; updates to the UK national approval procedure, introducing a 150-day target for assessing applications for MAs in the United Kingdom and a rolling review process for MA applications (rather than a consolidated full dossier submission).

Orphan designation in the United Kingdom is, unlike in the EU, not available prior to marketing authorization. Applications for orphan designation are made at the same time as an application for an MA. The criteria to be granted an orphan medicinal product designation are essentially identical to those in the EU but based on the prevalence of the condition in the United Kingdom.

The existing UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive 2001/20/EC (as implemented into UK law, through secondary legislation). In April 2025, the UK government introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. Such legislation aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). These changes will take full effect from April 2026 and aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.

Ex-EU Regulatory Framework

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and human capital resources

As of December 31, 2025, we had a total of 16 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our drug and product development as well as certain general and administrative functions. We are not a party to any collective bargaining agreements.

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

Risk Factors Summary

●	We have incurred significant operating losses since our inception and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, be able to sustain profitability.
●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.
●	Currently our business depends on the success of our lead drug candidate, denifanstat, which is still in clinical development. If we are unable to obtain regulatory approval for or successfully commercialize denifanstat, our business will be materially harmed.
●	If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If clinical trials or regulatory approval processes for our drug candidates are prolonged, delayed or suspended, we may be unable to seek regulatory approval for and commercialize our drug candidates on a timely basis, which would require us to incur additional costs and substantially harm our business.
●	We may not be successful in our efforts to expand our pipeline, including by identifying additional indications for which to investigate denifanstat or TVB-3567 in the future. We may expend our limited resources to pursue a particular indication or formulation for denifanstat or TVB-3567, or a combination with denifanstat or TVB-3567 and another molecule, and fail to capitalize on drug candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.
●	We have conducted, are currently conducting, and may in the future conduct clinical trials for our drug candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
●	Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	We intend to develop certain of our drug candidates in combination with other approved and investigational therapies, which exposes us to additional risks.
●	If we or third parties are unable to successfully develop technologies or establish tests for biomarkers that enable patient selection or monitoring for drug responses, or if we experience significant delays in doing so, we may not realize the full commercial potential of our drug candidates.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our drug candidates, our business will be substantially harmed.
●	Obtaining and maintaining regulatory approval for a drug candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that drug candidate in other jurisdictions.
●	We may not be able to file INDs or IND amendments, or comparable foreign applications, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed.
●	Use of denifanstat, TVB-3567 or any future drug candidates, or the use of our drug candidates in combination with other molecules, could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.
●	Although we have received Breakthrough Therapy designation for denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis), this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood of receiving marketing approval in the United States.
●	We have received Fast Track designation for denifanstat for F-2-F3 MASH and may seek such designation for our other drug candidates or for other indications, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.
●	Our drug candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.
●	Our industry is highly competitive, and our drug candidates may become obsolete.
●	We may attempt to seek approval from the FDA for one or more of our drug candidates through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.
●	Our employees, contractors and partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	If we fail to develop and commercialize other drug candidates, we may be unable to grow our business.
●	If we are unable to successfully validate, develop and obtain regulatory approval for diagnostic tests for certain of our drug candidates that would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these drug candidates.
●	We may engage in strategic transactions that could increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, subject us to other risks, adversely affect our liquidity, increase our expenses and present significant distractions to our management.
●	If we are unable to obtain, maintain and enforce sufficient patent protection for our drug candidates, or if the scope of the patent protection is not sufficiently broad, third parties, including our competitors, could develop and commercialize products similar or identical to ours, and our ability to commercialize our drug candidates successfully may be adversely affected.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We have licensed rights to denifanstat to Ascletis, for a territory that we refer to as “Greater China” throughout this Annual Report. Under the license agreement, Ascletis controls certain product development efforts in its territory, including conduct of clinical trials, which could have an impact on our clinical development programs.
●	We rely on third parties to conduct our clinical trials of our drug candidates and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our drug candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business could be substantially harmed.
●	We have relied on, and we expect to continue to rely on, third-party manufacturers to produce our drug candidates. Our manufacturers may experience manufacturing difficulties due to the ongoing effects of inflationary pressures, resource constraints, labor disputes or unstable political environments, which could delay the completion of our clinical trials, increase the costs associated with maintaining clinical trial programs and, significantly impact our ability to develop, obtain regulatory approval for, or market denifanstat, TVB-3567 and any future drug candidates, or any combinations of our drug candidates and any other molecule.
●	We currently have no marketing and sales organization and have no organizational experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell denifanstat, TVB-3567 and any future drug candidates, we may not be able to generate product revenues.
●	A drug candidate may not achieve adequate market acceptance among physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
●	Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Risks related to our business

We have incurred significant operating losses since our inception, and we expect to incur significant operating losses for the foreseeable future. We may never become profitable or, if profitability is achieved, be able to sustain profitability.

We have incurred significant operating losses since our inception, and we expect to incur significant operating losses for the foreseeable future as we continue our clinical trials and development programs for denifanstat, TVB-3567 and other future drug candidates. Our net losses were $51.0 million and $45.6 million for the years ended December 31, 2025 and 2024, respectively. We had cash, cash equivalents and marketable securities of $113.1 million and $158.7 million as of December 31, 2025, and 2024, respectively. In the future, we intend to continue to conduct research and development, preclinical and clinical testing, regulatory compliance and, if denifanstat, TVB-3567 or other future drug candidates or combination therapies are approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in the incurrence of further significant operating losses for the foreseeable future.

As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful commercialization. We have no products approved for commercial sale and have not generated any commercial revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant net losses since our inception. We may never be able to commercialize denifanstat, TVB-3567 or other future drug candidates or combination therapies.

We may not be profitable even if we or any of our future development partners succeed in commercializing any of our drug candidates. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our preclinical and clinical development of, and seek regulatory approvals for, denifanstat, TVB-3567 and any future drug candidates or combination therapies. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior net losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability.

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

Because the design and outcome of our planned and anticipated preclinical studies and clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of denifanstat, TVB-3567, or any other drug candidate or combination therapy we develop. If we are required by the FDA, or any comparable foreign regulatory authority to perform clinical trials or preclinical studies in addition to those that we currently anticipate, our expenses could increase. In addition, if we obtain regulatory approval to market denifanstat, TVB-3567, or any other drug candidates or combination therapies, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Other unanticipated costs may also arise.

Since our initial public offering (IPO) of Series A common stock in July 2023, we also have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will continue to need to obtain substantial additional funding in order to maintain our continuing operations.

To date, we have financed our operations primarily through public and private equity and debt financings, including our IPO of Series A common stock in July 2023 and our follow-on offering in January 2024, from which we received aggregate net proceeds of $190.9 million.

We currently have no outstanding debt obligations. We have incurred net losses and negative cash flows from operations since inception, including net losses of $51.0 million and $45.6 million for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, and 2024, we had negative cash flows from operations of $45.7 million and $42.4 million, respectively. We had cash, cash equivalents and marketable securities of $113.1 million and $158.7 million as of December 31, 2025 and 2024, respectively. We expect to incur additional losses and negative cash flows from operations for at least the next 12 months. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Annual Report.

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

Currently, our product development is primarily focused on our lead drug candidate, denifanstat, for the potential treatment of MASH, formerly known as NASH. Successful continued development and ultimate regulatory approval of denifanstat for MASH, or other indications that we may pursue, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the preclinical and clinical development of denifanstat. We will need to raise sufficient funds to successfully complete the development program for denifanstat. The future regulatory and commercial success of denifanstat is subject to a number of risks, including the following:

●	we may not have sufficient financial and other resources to complete the necessary clinical trials for denifanstat, including registrational clinical trials to obtain regulatory approval;
●	the mechanism of action of denifanstat is complex and we do not know the degree to which it will translate into a therapeutic benefit, if any, in MASH or any other indication or to which it may contribute to long term safety issues or AEs, if any, when denifanstat is taken for prolonged periods such as in the treatment of MASH, or any other indication;
●	patients in our clinical trials may die or suffer other adverse effects for reasons that may or may not be related to denifanstat, and there may be more uncertainty regarding relatedness to denifanstat if we pursue clinical trials of denifanstat in combination with other drugs or drug candidates, and this uncertainty could delay or prevent further clinical development;
●	we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for denifanstat, or denifanstat in combination with another molecule, in MASH, or any other indication;
●	in our clinical programs for denifanstat, we may experience variability in patients, adjustments to clinical trial procedures and the need for additional clinical trial sites, which could delay our clinical trial progress;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;
●	the standards implemented by clinical or regulatory authorities may change at any time;

●	the FDA or comparable foreign regulatory authority may require efficacy endpoints for rials for the treatment of MASH, or any other indication, that differ from the endpoints of our current or future trials, which may require us to conduct additional clinical trials;
●	we do not know the degree to which denifanstat, or any combination therapy including denifanstat, will be accepted as a therapy by physicians, patients and third-party payors, even if approved;
●	if approved for MASH, denifanstat will likely compete with the off-label use of any marketed drugs and other therapies in development that may reach approval for MASH prior to denifanstat; and
●	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights in a manner that prevents our competitors from developing and commercializing products similar or identical to denifanstat or that otherwise compete with denifanstat.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trials until their conclusion. We may not be able to initiate, continue, or complete clinical trials that may be required by the FDA or comparable foreign regulatory authorities to obtain regulatory approval for denifanstat or any other future drug candidates if we are unable to locate, enroll and retain a sufficient number of eligible patients to participate in these clinical trials. Patient enrollment, a significant factor in the timing to conduct and complete clinical trials, is affected by many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease under investigation;
●	eligibility criteria for the trial;
●	the proximity of patients to clinical sites;
●	the number and location of clinical sites we activate;
●	the design of the clinical protocol;
●	the ability to obtain and maintain patient consents;
●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our drug candidates or trial completion;
●	the availability of competing clinical trials;
●	the availability of new drugs approved for the indication the clinical trial is investigating;

●	clinicians’ and patients’ awareness of the clinical trials and perceptions as to the potential advantages of the drug being studied in relation to other available therapies; and
●	other factors outside of our control, such as the effects of any future pandemics, global economic conditions and volatility in the credit and financial markets, inflationary pressures, and geopolitical conflicts.

In certain of our proposed MASH clinical trials, patient willingness to undergo a liver biopsy, particularly for trials of a longer duration, may also impact patient enrollment and retention. Potential patients for denifanstat, TVB-3567 or any other future drug candidates or any combination treatment may not be adequately diagnosed or identified with the indications that we are targeting or may not meet the entry criteria for our trials.

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

Drug development has inherent risk. We will be required to demonstrate through adequate and well-controlled clinical trials that our drug candidates are safe and effective for use in their target indications before we can seek regulatory approvals for their commercial sale. Clinical studies are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful, because later-stage clinical trials may be conducted in broader patient populations and involve different study designs. For instance, the results from our Phase 1 PK trial of a combination of denifanstat and THR-β agonist, resmetirom may not be predictive of the results from our planned Phase 2 combination proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis or any potential future Phase 3 clinical trials. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy in larger patient populations for approval by regulatory authorities. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

We cannot be certain whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, if at all. Delays in the initiation, enrollment, or completion of our clinical trials will result in increased development costs for our drug candidates, and our financial resources may be insufficient to fund any incremental costs. If our clinical trials are delayed, our competitors may be able to bring products to market before we do and the commercial viability of our drug candidates could be limited.

Additionally, our clinical trials have used and our planned clinical trials may utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

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

Further, conducting clinical trials in foreign countries, as our licensee, Ascletis, and its affiliate Gannex Pharma Co., Ltd. (Gannex), to whom Ascletis has assigned the license, are doing for denifanstat in China, and as we may continue to do in the future for our drug candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory frameworks, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve and have served as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the results from the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our drug candidates.

We may not be successful in our efforts to expand our pipeline, including by identifying additional indications for which to investigate denifanstat or TVB-3567 in the future. We may expend our limited resources to pursue a particular indication or formulation for denifanstat or TVB-3567, or a combination with denifanstat or TVB-3567 and another molecule, and fail to capitalize on other drug candidates, indications or formulations that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are currently focused on developing denifanstat for MASH and TVB-3567 in acne. We have also identified other potential indications where fatty acid synthase (FASN) inhibition could have clinical benefit, including oncology. However, we may fail to generate additional clinical development opportunities for denifanstat, TVB-3567 or the other molecules in our catalog of FASN inhibitors for a number of reasons, including because denifanstat or TVB-3567  may in certain indications, or on further study, be shown to have harmful side effects, limited to no efficacy, or other characteristics that decrease the product candidate’s likelihood to receive marketing approval and achieve market acceptance in such additional indications.

We plan to conduct several clinical trials for denifanstat and TVB-3567 in parallel over the next several years. If we make incorrect determinations regarding the viability or market potential of denifanstat, TVB-3567 or any of our other drug candidates or combination therapies or misread trends in MASH, acne or in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may forgo or delay pursuit of opportunities with other indications that could have had greater commercial potential or likelihood of success. For example, we may focus on or pursue one or more of our target indications over other potential indications and such development efforts may not be successful, which would cause us to delay the clinical development and approval of denifanstat. Furthermore, research programs to identify additional indications for denifanstat and TVB-3567 require substantial technical, financial, and human resources. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable products.

We have conducted, are currently conducting, and may in the future conduct clinical trials for our drug candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted and may in the future conduct one or more clinical trials of our current or future drug candidates outside the United States. For example, we conducted a cohort of our FASCINATE-1 clinical trial in China and are conducting a portion of our Phase 1 clinical trial of TVB-3567 in Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.

Interim, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or topline data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

We intend to develop certain of our drug candidates in combination with one or more other approved therapies. For example, we conducted a Phase 1 PK clinical trial of a combination of denifanstat and a thyroid hormone receptor beta (THR-β) agonist, resmetirom, for development in MASH.

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

We also may choose to evaluate our current drug candidates and any other future drug candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell our current drug candidates or any future drug candidates we develop in combination with any unapproved therapies for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our drug candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any of our drug candidates, and it is possible that any drug candidates we may seek to develop in the future will never obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our drug candidates in the United States until we receive regulatory approval of an NDA from the FDA. The FDA and other regulatory authorities may delay, limit or deny approval of our drug candidates for many reasons, including:

●	we may not be able to demonstrate to the satisfaction of the FDA or other regulatory authorities that denifanstat, TVB-3567 or any of our other future drug candidates are safe and effective for any indication or for combination therapies;
●	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA or other regulatory authorities for approval;
●	the FDA or other regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	the FDA or other regulatory authorities may not find the data from preclinical studies and clinical trials sufficient to demonstrate that the benefits of denifanstat, TVB-3567 or any of our other future drug candidates outweigh their safety risks;
●	the FDA or other regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials, or may not accept data generated at our clinical trial sites;
●	the data collected from preclinical studies and clinical trials of denifanstat, TVB-3567 or any of our other future drug candidates or combination therapies may not be sufficient to support the submission of an NDA or other application for regulatory approval;
●	the FDA may have difficulties scheduling an advisory committee meeting in a timely manner, or the advisory committee may recommend against approval of our application or may recommend that the FDA require as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling, or distribution and use restrictions;
●	the FDA or other regulatory authorities may require development of a risk evaluation and mitigation strategy (REMS), or risk management plan (RMP), as a condition of approval;
●	the FDA or other regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for clinical and commercial supplies;
●	the FDA or other regulatory authorities may change their approval policies or adopt new regulations; and
●	the FDA or other regulatory authorities may require simultaneous approval for both adults and for children and adolescents, which may delay approval, or we may have successful clinical trial results for adults but not children and adolescents, or vice versa.

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

We may not be able to file Investigational New Drug applications (INDs), or comparable foreign applications, for our drug candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND, or comparable foreign applications, will result in the FDA or other regulatory authorities allowing clinical trials to begin, or that, once begun, issues will not arise that result in the suspension, termination, or clinical hold of the clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, or comparable foreign applications, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND or comparable foreign applications. Any failure to file INDs, or comparable foreign applications, or submit our clinical trial protocols to regulatory authorities for review on the timelines we expect may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Use of denifanstat, TVB-3567 or any future drug candidates, or the use of our drug candidates in combination with other molecules, could be associated with side effects, adverse events or other properties that could delay or prevent regulatory approval or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with the use of denifanstat, TVB-3567 or any future drug candidates or combination therapies. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. For example, in our oncology Phase 1 clinical trial, six episodes of serious pneumonitis were experienced by five patients, one of which was fatal, assessed by the investigator as at least possibly related to both denifanstat and paclitaxel. No SAEs assessed as drug-related have been reported in our MASH trials to date. Undesirable side effects caused by denifanstat, TVB-3567 and any future drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, including issuing a clinical hold, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. If drug-related SAEs are observed, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval for denifanstat, TVB-3567 or any of our other future drug candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Over 1,200 subjects have been treated with denifanstat in our clinical trials to date. It is possible that as we test our drug candidates in larger, longer and more extensive clinical trials, illnesses, injuries, discomforts and other AEs that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. In many cases, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

Additionally, if denifanstat, TVB-3567 or any future candidate or combination therapy receives marketing approval, and we or others later identify undesirable side effects caused by such drug candidates, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of denifanstat, TVB-3567 or any future drug candidates or combination therapies, if approved, and could significantly harm our business, results of operations, and prospects.

Although we have received Breakthrough Therapy designation for denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis), this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood of receiving marketing approval in the United States.

In October 2024, the FDA granted Breakthrough Therapy designation to denifanstat for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interactions and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for rolling review, priority review and accelerated approval.

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

We have received Fast Track designation for denifanstat for F2-F3 MASH and may seek such designation for our other drug candidates or for other indications, but we might not receive such designations, and even if we do, such designations may not actually lead to a faster development or regulatory review or approval process.

If a drug candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. The sponsor of a Fast Track drug candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the drug candidate may be eligible for priority review if the relevant criteria are met. A fast track drug candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. In March 2021, we received Fast Track designation for denifanstat for the treatment of MASH and we may seek Fast Track designation for certain other indications for denifanstat or any future drug candidates we may develop, but we might not receive such designations from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. The European Medicines Agency (EMA) has a similar program called the PRIority MEdicines (PRIME) scheme. The purpose of this program is to enhance support for the development of medicinal products that target an unmet medical need. PRIME provides enhanced interaction and early dialogue between the EMA and developers of promising medicinal products to optimize generation of robust data on the benefits and risks of a medicinal product and may enable accelerated assessment of marketing authorization applications. Participation in PRIME does not, however, limit the obligations that must be fulfilled for the grant of a related marketing authorization. We may seek PRIME designation for one or more of our drug candidates, but might not receive such designations. Even if we receive PRIME designation, there is no guarantee of grant of marketing authorization at all or within any specific timeframe.

Our drug candidates will remain subject to ongoing regulatory review even if they receive marketing approval, and if we fail to comply with continuing regulations, we could lose these approvals and the sale of any approved commercial products could be suspended.

Any regulatory approvals that we may receive for our drug candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the drug candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export, sampling and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, on-going compliance with GCP for any clinical trials that we conduct post-approval, and product tracking and tracing requirements.

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

If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities, or if previously unknown problems with any approved product, manufacturer, or manufacturing process are discovered, we could be subject to administrative or judicially imposed sanctions, including:

●	restrictions on the marketing or manufacturing of our products;
●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, or comparable foreign risk management approaches, which may include distribution or use restrictions;
●	requirements to conduct additional post-marketing clinical trials to assess the safety of the product;
●	civil or criminal penalties;
●	fines, warning letters or holds on clinical trials;
●	injunctions;
●	product seizures or detentions;
●	product recalls;
●	suspension, modification or withdrawal of regulatory approvals; and
●	refusal by the FDA or other domestic or foreign regulatory authorities to approve pending applications for marketing approval of new products or supplements to approved applications.

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

As drug candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the manufacturing program, such as methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any such changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials, and limit our ability to rely on data from clinical trials conducted with an earlier version of our drug candidate. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to commercialize our drug candidates, if approved, and generate revenue. If we or our CMOs are not able to successfully manufacture our drug candidates in sufficient quality and quantity, clinical development and timelines for our drug candidates and subsequent approval could be adversely impacted.

Changes in funding for the FDA and other domestic and foreign government authorities could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other domestic and foreign government authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated recently. In addition, government funding of other government authorities that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other domestic and foreign authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Our business depends upon the ability of the FDA to accept and review our potential regulatory filings. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our ability to advance clinical development of our drug candidates. Further, future shutdowns of other government authorities, such as the U.S. Securities and Exchange Commission (SEC), may also impact our business through review of our public filings and our ability to access the public markets.

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

In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than us, which could materially adversely affect our business. For example, Madrigal Pharmaceuticals, Inc. (Madrigal) announced the approval of Rezdiffra (resmetirom) for the treatment of MASH in patients with moderate to advanced liver fibrosis by the FDA in March 2024 and the European Commission in August 2025. In August 2025, Novo Nordisk A/S announced the FDA approved Wegovy (semaglutide) for the treatment of MASH in adult patients with moderate to advanced liver fibrosis.

If denifanstat is approved for the treatment of MASH, future competition could also arise from products currently in development with multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions, including Altimmune, Inc., AstraZeneca, Boehringer Ingelheim and Zealand Pharma, Eli Lilly and Company, Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., GSK plc (acquired Boston Pharmaceuticals in 2025), Inventiva S.A., Madrigal, Merck & Co., Inc., Novo Nordisk A/S (acquired Akero Therapeutics, Inc. in 2025), Pfizer Inc., Roche Holdings, Inc. (acquired 89bio, Inc. in 2025), Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., and Zydus Therapeutics Inc. Smaller or earlier- stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. It is also probable that the number of companies seeking to develop drugs and therapies for the treatment of serious metabolic diseases, such as MASH, will increase.

We also face significant competition in the acne therapeutics market, which is highly competitive and characterized by a wide range of prescription and over-the-counter products. Current acne treatments include topical therapies, oral systemic therapies and procedural or device-based approaches, and are prescribed based on disease severity, patient characteristics, physician judgment and treatment guidelines. Topical therapies are commonly used as first-line treatment for mild to moderate acne and include topical retinoids, antibiotics, benzoyl peroxide, hormonal agents and fixed-dose combination products. Many topical acne treatments are available as low-cost generics, and branded products compete primarily on formulation characteristics, tolerability, dosing convenience and physician familiarity. Oral systemic therapies are generally prescribed for moderate to severe acne or for patients who do not respond adequately to topical treatments. Oral therapies include antibiotics, hormonal agents and oral isotretinoin. While oral isotretinoin is highly effective for cystic acne, its use is limited by significant safety considerations, monitoring requirements and prescribing restrictions. Oral antibiotics are widely used but are generally recommended for limited duration due to concerns related to antibiotic resistance and adverse effects.

In addition, several companies are developing investigational acne therapies, including novel oral agents, new topical formulations and reformulations or combinations of existing drugs. These product candidates are at varying stages of development and may compete with our acne product candidate, including TVB-3567, if approved. The availability of numerous established, lower-cost generic therapies and evolving standards of care in dermatology may make it more difficult for us to differentiate our product candidates, achieve market acceptance, obtain favorable pricing or secure adequate reimbursement. If we are unable to compete effectively in the acne market, whether due to safety, efficacy, cost, convenience, physician prescribing patterns or other factors, our business, financial condition and results of operations could be materially adversely affected.

Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize denifanstat and any future drug candidates and may affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of legislative and executive initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For a detailed discussion, see the section of this report titled, “Business—Government regulation and product approval—Healthcare reform.”

For example, the Inflation Reduction Act’s (IRA’s) drug price negotiation provisions, inflation rebates, and Medicare Part D discount requirements, along with recently proposed most-favored-nation pricing models issued by the Centers for Medicare and Medicaid Services, could significantly impact our ability to obtain adequate pricing for our product candidates. Although the IRA exempts orphan drugs from drug price negotiation provisions, we do not know if additional drug pricing reforms could eliminate or narrow this exemption. These provisions are subject to ongoing legal challenges, and their ultimate implementation and impact remain uncertain. Additionally, the One Big Beautiful Bill Act’s reductions in Medicaid funding, work requirements, and reenrollment requirements could decrease utilization of, and reimbursement for, our products, if approved.

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

We may in the future seek an accelerated approval for one or more of our drug candidates. Under the accelerated approval pathway, the FDA may grant accelerated approval to a drug candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the drug candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective.

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

Prior to seeking accelerated approval for any of our drug candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA seeking accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., Fast Track designation) for our drug candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our drug candidates would result in a longer time period to commercialization of such drug candidate, if any, could increase the cost of development of such drug candidate, and could harm our competitive position in the marketplace.

In addition, the policies of the FDA and other comparable regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union has evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission through the centralized EU portal (the Clinical Trials Information System) to apply for authorization of the clinical trial in all applicable EU Member States. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the clinical trial has been approved, clinical study development may proceed. All new applications for clinical trial authorization in the EU must be made under the CTR and, as of January 31, 2025, all ongoing trials previously authorized under the EU Clinical Trials Directive became subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

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

We are exposed to the risk of fraud or other misconduct by our employees, contractors or partners. Misconduct by these parties could include failures to comply with FDA regulations or comparable foreign regulations, to provide accurate information to the FDA or comparable foreign authorities, to comply with federal, state or foreign healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, or to disclose unauthorized activities to us, or failure to comply with comparable foreign requirements. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, FDA debarment, exclusion from government funded healthcare programs, such as Medicare and Medicaid or comparable foreign equivalents, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

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

We may rely on more than one patent to provide multiple layers of patent protection for our drug candidates. If the latest-expiring patent is invalidated or held unenforceable, in whole or in part, the overall protection for the drug candidate may be adversely affected. For example, if the latest-expiring patent is invalidated, the overall patent term for our drug candidate, denifanstat, could be adversely affected.

Our pending and future patent applications may not result in patents being issued that protect our drug candidates, in whole or in part, or which effectively prevent others from commercializing competitive products.

Given the amount of time required for the development, testing and regulatory review of new drug candidates, our patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Our competitors and other third parties may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors or other third parties may seek to market generic or biosimilar versions of any approved products and in so doing, claim that patents owned by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or may find that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We currently rely on, and intend to continue relying on third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials for denifanstat, TVB-3567 and any other future drug candidates or combination therapies. While we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocol, legal, regulatory, and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities.

We, our investigators and CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing products. Upon inspection, such regulatory authorities may determine that our clinical trials do not comply with the GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations and will require a large number of test subjects. Our failure or any failure by our investigators or CROs to comply with these regulations or to recruit a sufficient number of eligible patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our investigators or CROs violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws and foreign equivalents.

Our investigators and CROs are not our employees, and, except for remedies available to us under our agreements with such investigators and CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These investigators and CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If our investigators and CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, contractual obligations, or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize denifanstat or any other future drug candidates. As a result, our financial results and the commercial prospects for denifanstat, TVB-3567 and any future drug candidates could be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We may also rely on individual investigators or academic and non-academic institutions to conduct investigator-sponsored clinical trials relating to our drug candidates. We will not control the design or conduct of these investigator-sponsored trials, and it is possible that the FDA or comparable foreign regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our drug candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our drug candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. For any violations of laws and regulations during the conduct of our preclinical or clinical trials, we could be subject to FDA Form 483s, warning letters, untitled letters, or enforcement action that may include civil penalties up to and including criminal prosecution.

We have relied on, and we expect to continue to rely on, third-party manufacturers to produce our drug candidates. Our manufacturers may experience manufacturing difficulties due to the ongoing effects of inflationary pressures, resource constraints, labor disputes or unstable political environments, which could delay the completion of our clinical trials, increase the costs associated with maintaining clinical trial programs and, significantly impact our ability to develop, obtain regulatory approval for, or market denifanstat, TVB-3567 and any future drug candidates, or any combinations of our drug candidates and any other molecule.

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

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our drug candidates and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us. In some cases, the technical skills required to manufacture our drug candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate manufacturer, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and all applicable regulations, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other foreign regulatory authorities. We will also need to verify, such as through a comparability study, that any new manufacturer or new manufacturing process will produce our drug candidate according to the specifications previously submitted to the FDA or another domestic or foreign regulatory authority. The delays associated with the verification of a new manufacturer and demonstrating comparability of clinical trial drug product could negatively affect our ability to develop drug candidates or commercialize our products in a timely manner or within budget. To date, we have relied on four CMOs based in Europe, the United States and China, as well as our license partner, Ascletis, to produce drug substances and two CMOs in the United States and China, as well as our license partner, Ascletis, to produce drug products, across our programs. We will need to manufacture additional materials to support completion of mid- and late-stage studies such as Phase 2 and Phase 3 trials.

We currently rely on several manufacturers for the production of raw materials, APIs, and the finished products of denifanstat and TVB-3567. Our reliance on third-party suppliers and CMOs could harm our ability to develop denifanstat, TVB-3567 and any future drug candidates or combinations or to commercialize any drug candidates that are approved. Further, any delay in identifying and qualifying a manufacturer for commercial production could delay the potential commercialization of denifanstat, TVB-3567 and any future drug candidates or combinations, and, in the event that we do not have sufficient product to complete our clinical trials, it could delay such trials.

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

We currently do not control the manufacturing process of denifanstat or TVB-3567 and are completely dependent on our CMOs for complying with the FDA’s cGMP requirements for manufacture of both the active drug substances and finished drug product. If our CMOs cannot successfully manufacture material that conforms to our specifications and the FDA and comparable foreign regulatory authorities’ strict regulatory requirements, we will not be able to secure or maintain FDA or comparable foreign regulatory approval for our drug candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

If the FDA or any other applicable regulatory authority does not approve these facilities for the manufacture of denifanstat, TVB-3567 or any future drug candidates or combinations, or if it withdraws any such approval in the future, or if our suppliers or CMOs decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for, or market denifanstat, TVB-3567 and any future drug candidates or combinations.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. Furthermore, if contaminants are discovered in our supply of denifanstat, TVB-3567 or any future drug candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any stability or other issues relating to the manufacture of denifanstat, TVB-3567 or any future drug candidates or combinations may occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to inflationary pressures, resource constraints, labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our drug candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

We currently have no marketing and sales organization and have no organizational experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell denifanstat, TVB-3567 and any future drug candidates, we may not be able to generate product revenues.

We currently do not have a commercial organization for the marketing, sales, and distribution of pharmaceutical products. To commercialize denifanstat, TVB-3567 and any future drug candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.

The establishment and development of our own sales force or the establishment of a contract sales force to market denifanstat, TVB-3567 and any future drug candidates, if approved, will be expensive and time-consuming and could delay any commercial launch. Moreover, we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of denifanstat, TVB-3567 or any of our other future drug candidates. To the extent we rely on third parties to commercialize denifanstat, TVB-3567 or any of our other future drug candidates, if approved, we may have little or no control over the marketing and sales efforts of such third parties and our revenues from product sales may be lower than if we had commercialized denifanstat, TVB-3567 or any future drug candidates ourselves. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize denifanstat, TVB-3567 or any future drug candidates.

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

Our commercial success depends on obtaining and maintaining coverage and adequate reimbursement of a drug candidate by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. For a detailed discussion, see the section of this report titled, “Pharmaceutical coverage, pricing and reimbursement.”

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

In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and have applied as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at European Union level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for drug candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

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

Our relationships with customers, healthcare providers, and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, transparency laws with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare providers, and other healthcare laws and regulations. These laws may impact, among other things, our clinical research program, as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive, and other business arrangements. For a detailed discussion, see the section of this report titled, “Business—Government regulation and product approval—Other U.S. healthcare laws and compliance requirements.”

In addition, we may be subject to federal or comparable foreign consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers, as well as state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to the following: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental, third-party payors, including private insurers, or that apply regardless of payor; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing; and state and local laws requiring the registration of pharmaceutical sales and medical representatives.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Our ability to use our U.S. federal and state net operating loss carryforwards (NOLs) and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs, or other tax attributes. Unused U.S. federal NOLs arising in taxable years beginning before January 1, 2018, may be carried forward to the earlier of the next subsequent twenty tax years to offset future taxable income, if any. Under current federal tax law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the ability to use such U.S. federal NOLs to offset taxable income in taxable years beginning after December 31, 2017, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal tax law.

As of December 31, 2025, we had U.S. federal NOLs of approximately $213.6 million which may be available to offset future U.S. federal income. Our U.S. federal NOLs incurred in taxable years beginning prior to January 1, 2018 of approximately $91.0 million expire beginning in 2029 while U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 of approximately $122.6 million will have an indefinite carryforward period, subject to annual limitations. As of December 31, 2025, we also had state NOL carryforwards of approximately $26.3 million which may be available to offset future state income and expire at various years beginning with 2028. Our NOL carryforwards are subject to review and possible adjustment by the U.S. federal and state tax authorities.

As of December 31, 2025, we had U.S. federal research and development tax credit carryforwards of approximately $8.5 million available to reduce future tax liabilities which expire at various years beginning with 2028. As of December 31, 2025, we had state credit carryforwards of approximately $3.2 million available to reduce future tax liabilities which do not expire.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations. Complying with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and may make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could significantly harm our business, financial condition, results of operations and prospects. We have a very small team with only 16 full-time employees as of December 31, 2025.

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

Eduardo Martins, our Chief Medical Officer, Elizabeth Rozek, our Chief Legal and Administrative Officer and Marie O’Farrell, our Chief Scientific Officer. We do not currently maintain “key person” insurance for any of our executives or employees.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent that additional capital is raised through the issuance of shares of Series A common stock or other securities convertible into shares of Series A common stock, our stockholders will be diluted. Future issuances of our Series A common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our Series A common stock and impair our ability to raise capital through future offerings of shares or equity securities. In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million shares of our Series A common stock. There were no sales under the 2025 ATM Offering during the year ended December 31, 2025. No prediction can be made as to the effect, if any, that future sales of Series A common stock or other equity securities or the availability of Series A common stock for future sales will have on the trading price of our Series A common stock.

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

Governance Related to Cybersecurity Risks

Our Senior Director of IT is responsible for the strategic leadership and direction of our cybersecurity program. The Senior Director of IT has over 16 years of experience as an information technology professional.

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

Item 2. Properties

Our headquarters is currently located in San Mateo, California and consists of approximately 3,000 square feet of office space under a lease that expires in June 2026. We believe that our facilities are adequate to meet our current needs. We plan to reassess our facilities needs on a quarterly basis.

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

Stockholders

As of March 5, 2026, there were 45 holders of record of our Series A common stock and 2 holders of record of our Series B common stock. The actual number of holders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees.

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

There were no sales of unregistered securities during the year ended December 31, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), acne and select forms of cancer. Our second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne.

FASN inhibition for the treatment of MASH

The critical role of FASN overactivity in MASH makes it an attractive target for drug therapy. Our FASN inhibitor, denifanstat, targets multiple drivers of MASH by reducing steatosis, inflammation and fibrosis.

Phase 2b FASCINATE-2 clinical trial of denifanstat in MASH

Denifanstat met all primary and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We announced topline results in January 2024 and published the trial results in The Lancet Gastroenterology & Hepatology in October 2024. Denifanstat also demonstrated anti-fibrotic activity, including in patients with advanced fibrosis, as seen in the F3 modified intention to treat (mITT) population and qF4 patients (qF4 patients are AI-defined F4, based on the second harmonic generation (SGH) HistoIndex platform, which may encompass late stage F3 as well as F4 patients):

●	Fibrosis improvement by ≥ 1 stage with no worsening of MASH (F3 mITT population: denifanstat 49% vs. placebo 13%, p=0.0032).
●	Fibrosis improvement by ≥ 2 stages with no worsening of MASH (mITT population: denifanstat 20% vs. placebo 2%, p=0.0065; F3 mITT population: denifanstat 34% vs. placebo 4%, p=0.0065).
●	A statistically significant difference in progression to cirrhosis (F4) (mITT population: denifanstat 5% vs. placebo 11%, p=0.0386).
●	A statistically significant difference in fibrosis improvement by ≥ 1 stage with no worsening of MASH for patients on a stable background dose of a GLP-1 Receptor Agonist (mITT population: denifanstat 42% vs. placebo 0%, p=0.034).
●	Decrease of 1 or 2 qFibrosis stages in 85% of qF4 patients as measured by AI-based pathology (SGH, HistoIndex).
●	Statistically significant liver fibrosis regression in the portal and peri-portal regions (observed with AI-based digital pathology), which have been recently linked to major adverse liver outcomes (MALO) and mortality as measured by AI-based composite scores.

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

Combination of denifanstat and resmetirom for the treatment of MASH

The Company is developing a combination of its oral once-daily FASN inhibitor, denifanstat, and the thyroid hormone receptor beta (THR-β) agonist, resmetirom (commercially available as Rezdiffra), for cirrhotic patients living with F4-stage MASH.

Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and resmetirom

In December 2025, we announced completion of our Phase 1 PK trial of a combination of denifanstat and resmetirom. The Phase 1 PK was an open-label, 2-cohort study that enrolled 40 healthy adult participants. The trial objectives were to evaluate multiple-dose and single-dose pharmacokinetics, identify any potential drug-drug interactions (DDI), and assess the safety and tolerability of the combination. The combination of denifanstat and resmetirom was generally well-tolerated over the duration of the study, with no safety signals. No SAEs occurred, and there were no clinically significant laboratory AEs, and no treatment-related discontinuations.

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

We plan to use these data to advance the development of the combination into a Phase 2 proof-of-concept efficacy trial for patients living with MASH with F4 fibrosis, expected to initiate in the second half of 2026, subject to consultation with regulatory authorities.

Acne

In addition to MASH, we are evaluating our FASN inhibitors in acne, a disorder in which dysregulation of fatty acid metabolism also plays a key role. Denifanstat is being developed for acne in China by our license partner for China, Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma). Our potent and selective small molecule FASN inhibitor, TVB-3567, is currently in a first-in-human Phase 1 clinical trial for development of an acne indication. Acne is a promising therapeutic area for application of FASN inhibitors because FASN is required for sebum production, which is upregulated in acne and leads to exacerbation of acne lesions including development of nodules and cysts.

Phase 3 clinical trial of denifanstat in acne

In January 2026, Ascletis reported positive topline results in the open-label Phase 3 trial evaluating the long-term safety of ASC40 (denifanstat) tablets in patients with moderate to severe acne in China.

In December 2025, Ascletis announced that the China National Medical Products Administration (NMPA) accepted its New Drug Application (NDA) for denifanstat for the treatment of moderate to severe acne.

In June 2025, Ascletis announced that denifanstat met all primary and secondary endpoints in its Phase 3 trial in moderate to severe acne vulgaris in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial of 480 enrolled patients randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

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

Components of results of operations

Research and development expenses

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include internal personnel-related costs (such as salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; as well as external costs, including costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with contract research organizations (CROs), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; and professional and consulting services costs. Research and development expenses also include the costs of acquired product licenses and related technology rights where there is no alternative future use.

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

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$39,054	$38,444	$610	2%
General and administrative	17,835	16,010	1,825	11%
Total operating expenses	56,889	54,454	2,435	4%
Loss from operations	(56,889)	(54,454)	(2,435)	4%
Total other income	5,851	8,887	(3,036)	(34)%
Net loss	$(51,038)	$(45,567)	$(5,471)	12%

Research and development – Research and development expenses for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
External expenses
Clinical development and research	$20,987	$23,912	$(2,925)	(12)%
Manufacturing and non-clinical	11,405	8,488	2,917	34%
External consulting and other	1,940	2,248	(308)	(14)%
Subtotal - external expenses	$34,332	$34,648	$(316)	(1)%
Internal expenses
Personnel costs	$3,591	$2,814	$777	28%
Stock-based compensation	933	982	(49)	(5)%
Other internal operating expenses	198	—	198	100%
Subtotal - internal expenses	$4,722	$3,796	$926	24%
Total research and development expenses	$39,054	$38,444	$610	2%

Research and development expenses increased by $0.6 million, or 2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to (i) a $2.9 million increase in manufacturing and non-clinical expenses relating primarily to the $2.5 million up-front license fee recognized in connection with a license agreement with Assia Chemical Industries Ltd., and (ii) a $0.8 million increase in personnel costs due to an increase in headcount. These increases were partially offset by a net decrease in clinical development and research expenses of $2.9 million driven by lower clinical trial costs in connection with start-up activities for a Phase 3 trial of denifanstat in MASH, lower clinical trial expenses for the Phase 2b FASCINATE-2 trial as the trial was substantially complete in the first quarter of 2024 with topline results for the trial announced in January 2024, as well as lower costs for other denifanstat studies. The decrease in clinical development and research expenses were partially offset by an increase in clinical trial costs incurred for our Phase 1 clinical trial of TVB-3567, which was initiated in June 2025, and the Phase 1 PK clinical trial for the combination of denifanstat and resmetirom, which was initiated in September 2025.

External research and development expenses for the years ended December 31, 2025 and 2024 were comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Denifanstat external research and development expenses	$28,248	$33,838	$(5,590)	(17)%
TVB-3567 external research and development expenses	6,084	810	5,274	651%
Total external research and development expenses	$34,332	$34,648	$(316)	(1)%

General and administrative – General and administrative expenses increased by $1.8 million, or 11%, for the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to (i) a $1.2 million increase in stock-based compensation expense driven by an increase in headcount and (ii) a $0.8 million increase in professional fees, driven by legal fees and the write-off of deferred financing costs related to the 2024 ATM Offering (defined below).

Other income – Other income decreased by $3.0 million, or 34%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance as well as lower yields during the year ended December 31, 2025.

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

In August 2024, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (2024 ATM Offering) through which we could offer and sell, from time to time at our sole discretion, up to $75.0 million of shares of our Series A common stock. In connection with the establishment of the 2025 ATM Offering (as defined below), we terminated the 2024 ATM Offering. No shares of Series A common stock were sold under the 2024 ATM Offering prior to such termination.

In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million shares of our Series A common stock.  There were no sales under the 2025 ATM Offering during the year ended December 31, 2025.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $113.1 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain maintain, expand and protect our intellectual property portfolio.

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

Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of our audited financial statements.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(45,650)	$(42,435)
Investing activities	4,556	(61,683)
Financing activities	275	104,819
Net (decrease) increase in cash and cash equivalents	$(40,819)	$701

Cash flows from operating activities - Net cash used in operating activities was $45.7 million for the year ended December 31, 2025, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of start-up costs for a Phase 3 trial of denifanstat in MASH as well as the Phase 1 PK clinical trial for the combination of denifanstat and resmetirom, clinical development and manufacturing costs for TVB-3567, as well as costs associated with operating as a public company.

Net cash used in operating activities was $42.4 million for the year ended December 31, 2024, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and other trial start-up costs for a Phase 3 trial of denifanstat in MASH, as well as costs to build out our corporate infrastructure and costs associated with being a public company.

Cash flows from investing activities - Net cash provided by investing activities was $4.6 million for the year ended December 31, 2025 and related to proceeds received from the sale and maturity of marketable securities of $111.4 million, partially offset by purchases of marketable securities of $106.8 million.

Net cash used in investing activities was $61.7 million for the year ended December 31, 2024 and related to purchases of marketable securities of $108.1 million, partially offset by proceeds received from the sale and maturity of marketable securities of $46.4 million.

Cash flows from financing activities - Net cash provided by financing activities was approximately $0.3 million for the year ended December 31, 2025, relating to proceeds from stock option exercises during the period.

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

We base our expenses related to manufacturing, preclinical studies, clinical trials and other studies on our estimates of the services performed pursuant to contracts with research institutions, CROs and CMOs that conduct and manage such activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees when we have not yet been invoiced or otherwise notified of actual costs, we estimate the level of activity completed in each period. These estimates are based on the review of underlying contracts, discussions with key research and development personnel as to the progress of studies, and communications with the third-party service providers. We also monitor patient enrollment levels and related activities to the extent possible through discussions with CRO personnel to estimate clinical trial costs based on the best information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented within this Annual Report on Form 10-K.

Stock-based compensation expense

We recognize stock-based compensation expense in an amount equal to the estimated grant date fair value of each option grant or stock award over the estimated period of service and vesting. This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value using the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous estimates, including, among others, the expected term of the award, the volatility of the underlying equity security, a risk-free interest rate, fair value of common stock, and expected dividends. The use of different values in connection with these estimates in the Black Scholes option pricing model could produce substantially different results.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Due to the lack of trading history, our computation of expected stock volatility is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the option. We expect to continue to do so until such time we have adequate historical data regarding the volatility of our traded stock price. Our computation of expected term is determined using the simplified method, which represents the average of the contractual term of the options and the weighted-average expected vesting period. We believe that we do not have sufficient reliable exercise data in order to justify the use of a method other than the simplified method of estimating the expected exercise term of employee stock option grants. For non-employee stock option grants, we have the option to utilize either the expected term or the contractual term, determined on an award-by-award basis. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends to stockholders and have no current intentions to pay cash dividends. The fair value of the common stock is determined based on the quoted market price of our Series A common stock.

Stock-based compensation expense is included in both research and development expenses and general and administrative expenses in the statements of operations and comprehensive loss. There have been no material changes in estimates, or our estimation methods, for the periods presented within this Annual Report on Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sagimet Biosciences Inc. (the Company) as of December 31, 2025, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments to the 2024 financial statements to retrospectively adopt ASU 2023-09 as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We are not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Philadelphia, Pennsylvania
March 11, 2026

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Sagimet Biosciences Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, the balance sheet of Sagimet Biosciences Inc. (the "Company") as of December 31, 2024, the related statement of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements") (the 2024 financial statements before the effects of the retrospective adjustments discussed in Note 2 to the financial statements are not presented herein). In our opinion, the 2024 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 12, 2025

We began serving as the Company’s auditor in 2015. In 2025 we became the predecessor auditor.

SAGIMET BIOSCIENCES INC.

BALANCE SHEETS

(in thousands, except for share and per share amounts)

	As of
	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,021	$75,840
Short-term marketable securities	78,103	75,410
Prepaid expenses and other current assets	3,280	1,524
Total current assets	116,404	152,774
Long-term marketable securities	—	7,408
Operating lease right-of-use assets	78	77
Total assets	$116,482	$160,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,309	$1,425
Accrued expenses and other current liabilities	3,714	2,951
Operating lease liabilities	78	78
Total current liabilities	5,101	4,454
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 31,954,105 shares issued and outstanding at December 31, 2025; 30,674,855 shares issued and outstanding at December 31, 2024	3	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 567,494 shares issued and outstanding at December 31, 2025; 1,520,490 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	457,607	450,883
Accumulated deficit	(346,349)	(295,311)
Accumulated other comprehensive income	120	230
Total stockholders’ equity	111,381	155,805
Total liabilities and stockholders’ equity	$116,482	$160,259

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$39,054	$38,444
General and administrative	17,835	16,010
Total operating expenses	56,889	54,454
Loss from operations	(56,889)	(54,454)
Other income:
Interest income and other, net	5,851	8,887
Total other income	5,851	8,887
Net loss	$(51,038)	$(45,567)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(1.58)	$(1.45)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,345,525	31,350,725

Net loss	$(51,038)	$(45,567)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(110)	200
Total comprehensive loss	$(51,148)	$(45,367)

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF

STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	21,375,402	$2	1,520,490	$—	$340,777	$(249,744)	$30	$91,065
Sale of Series A common stock, net of issuance costs of $7,796	9,000,000	1	—	—	104,704	—	—	104,705
Issuance of Series A common stock upon exercise of stock options	17,995	—	—	—	114	—	—	114
Issuance of Series A common stock for vesting of restricted stock units	281,458	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,288	—	—	5,288
Unrealized gain on marketable securities	—	—	—	—	—	—	200	200
Net loss	—	—	—	—	—	(45,567)	—	(45,567)
Balance at December 31, 2024	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Issuance of Series A common stock for vesting of restricted stock units	281,462	—	—	—	—	—	—	—
Issuance of Series A common stock upon exercise of stock options	44,792	—	—	—	275	—	—	275
Conversion of Series B common stock to Series A common stock	952,996	—	(952,996)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,449	—	—	6,449
Unrealized loss on marketable securities	—	—	—	—	—	—	(110)	(110)
Net loss	—	—	—	—	—	(51,038)	—	(51,038)
Balance at December 31, 2025	31,954,105	$3	567,494	$—	$457,607	$(346,349)	$120	$111,381

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(51,038)	$(45,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(389)	(1,253)
Non-cash operating lease expense	151	145
Stock-based compensation expense	6,449	5,288
Write-off of deferred financing costs	230	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,830)	(5)
Accounts payable, accrued expenses and other current liabilities	929	(907)
Operating lease liabilities	(152)	(136)
Net cash used in operating activities	(45,650)	(42,435)
Cash flows from investing activities
Purchases of marketable securities	(106,864)	(108,087)
Sales and maturities of marketable securities	111,420	46,404
Net cash provided by (used in) investing activities	4,556	(61,683)
Cash flows from financing activities
Proceeds from sale of Series A common stock, net of issuance costs	—	105,750
Payment of financing costs	—	(1,045)
Proceeds from exercise of stock options	275	114
Net cash provided by financing activities	275	104,819
Net (decrease) increase in cash and cash equivalents	(40,819)	701
Cash and cash equivalents at beginning of period	75,840	75,139
Cash and cash equivalents at end of period	$35,021	$75,840

Supplemental non-cash investing and financing activities:
Deferred financing costs within accounts payable and accrued expenses	$9	$—
Right-of-use assets obtained in exchange for operating lease obligations	$152	$149

The accompanying notes are an integral part of these financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral, once-daily pill and selective FASN inhibitor in development for metabolic dysfunction-associated steatohepatitis (MASH), acne and select forms of cancer. The Company’s second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne.

In MASH, denifanstat met all primary and multiple secondary endpoints in FASCINATE-2, a Phase 2b clinical trial in F2/F3 MASH, was granted Breakthrough Therapy designation for the treatment of non-cirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis) by the U.S. Food and Drug Administration (FDA) and has completed end-of-Phase 2 interactions with the FDA. In December 2025, the Company announced completion of its Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and thyroid hormone receptor beta (THR-β) agonist, resmetirom, for development in MASH.

In acne, denifanstat met all primary and secondary endpoints in a Phase 3 trial in moderate to severe acne vulgaris conducted by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. In December 2025, Ascletis announced that the China National Medical Products Administration (NMPA) accepted its New Drug Application (NDA) for denifanstat for the treatment of moderate to severe acne. In June 2025, the Company initiated a first-in-human Phase 1 clinical trial of Sagimet’s second FASN inhibitor, TVB-3567, for development of an acne indication.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of December 31, 2025, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of December 31, 2025, had an accumulated deficit of $346.3 million and cash, cash equivalents and marketable securities of $113.1 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

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

In August 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. to establish an at-the-market offering (2024 ATM Offering) through which the Company could sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. In connection with the establishment of the 2025 ATM Offering (as defined below), the Company terminated the 2024 ATM Offering. No shares of Series A common stock were sold under the 2024 ATM Offering prior to such termination.

In August 2025, the Company entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the 2025 ATM Offering during the year ended December 31, 2025.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

2.	Significant Accounting Policies

Segment information

The Company determines and presents operating segments based on the information that is regularly reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker (CODM), in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, developing and commercializing therapeutics for the treatment of MASH and other diseases where FASN plays a pathogenic role. Refer to Note 10, Segment Reporting for further information related to the Company’s segment.

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

Cash and cash equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and purchased with an original maturity of three months or less to be cash equivalents. Marketable securities are those investments with original maturities in excess of three months. As of December 31, 2025 and 2024, cash and cash equivalents consisted of bank deposits, deposits in money market funds as well as investments in certain Agency securities.

Marketable securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets. The Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2024. Marketable securities for which the estimated fair value is lower than amortized cost are evaluated for credit impairment. Credit impairment is recorded through the statements of operations and comprehensive loss via an allowance for credit losses account, and any remaining unrealized gains and losses are reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The

Company classifies marketable securities with remaining maturities greater than three months but less than one year as current assets on the balance sheets, and those with remaining maturities greater than one year are classified as long-term marketable securities. For all marketable securities which the estimated fair value was lower than the amortized cost as of December 31, 2025 and 2024, the decline in fair value was determined to be primarily driven by a decline in market interest rates and not driven by credit impairment. As of December 31, 2025, the Company has not recognized any impairment or credit losses on its available for sale securities.

Leases

The Company determines if an arrangement is or contains a lease and the classification of that lease at contract inception. Specifically, the Company considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs from the asset. The Company enters into lease agreements for its office facility and accounts for its lease obligations under ASU No. 2016-02, Leases (Topic 842). The Company’s operating lease asset is included in “operating lease right-of-use assets” (ROU assets) and the current portion of the operating lease liability is included in “operating lease liabilities” in the accompanying balance sheets. As of December 31, 2025 and 2024, the Company had no finance leases.

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

Accrued research and development expense

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of the Company’s product development efforts and include personnel-related costs (such as salaries, employee benefits and stock-based compensation) for personnel in research and development functions; as well as external costs, including costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to contract manufacturing organizations (CMOs); costs and expenses related to agreements with contract research organization (CROs), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; and professional and consulting services costs. Research and development expenses also include the costs of acquired product licenses and related technology rights where there is no alternative future use.

All research and development expenses are charged to operations as incurred in accordance with ASC 730, Research and Development. Non-refundable advance payments for goods or services that will be used in future research and development activities are deferred and expensed when the services have been performed or as the goods are delivered, rather than when the payment is made.

The Company estimates its manufacturing, preclinical study, clinical trial and other study expenses based on the services performed pursuant to contracts with research institutions, CROs and CMOs that conduct and manage such activities on the Company’s behalf. In accruing service fees when the Company has not yet been invoiced or otherwise notified of actual costs, the Company estimates the level of activity completed in each period. These estimates are based on the review of underlying contracts, discussions with key research and development personnel as to the progress of studies and communications with the third-party service providers. The Company also monitors patient enrollment levels and related activities to the extent possible through discussions with CRO personnel to estimate clinical trial costs based on the best information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. There have been no material changes in estimates for the periods presented.

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

Income taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates. In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance on its deferred tax assets.

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

The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(51,038)	$(45,567)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,345,525	31,350,725
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(1.58)	$(1.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Years Ended December 31,
	2025	2024
Options to purchase Series A common stock	5,722,326	4,462,517
Warrants to purchase Series A common stock	1,000	1,000
Restricted stock units	830,077	844,382
Total	6,553,403	5,307,899

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2025 for EGCs under the JOBS Act. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company elected to early adopt ASU 2023-09 on a retrospective basis beginning with this Annual Report. See Note 9, Income Taxes, for the updated disclosures as a result of adopting this ASU.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to capitalization of research and development expenses, among others. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company assessed the provisions of the OBBBA and included any changes that impacted the Company in its provision for income taxes for the year ended December 31, 2025. The OBBBA had no impact on the Company’s financial statements and results of operations due to its cumulative tax loss and tax effect of a full valuation allowance against those balances. The Company will continue to assess the future potential impacts of this legislation on its deferred tax assets, financial statements and related disclosures.

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

As of December 31, 2025 and 2024, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $34.7 million and $75.3 million as of December 31, 2025 and, 2024, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available for sale securities. The fair value of available for sale securities was $78.1 million and $82.8 million as of December 31, 2025, and 2024, respectively. These available-for-sale securities have expected maturities ranging from 0.5 to 12.0 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. There were no available-for-sale securities with expected maturities greater than 12 months as of December 31, 2025. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of December 31, 2025, the Company has not recognized any impairment or credit losses on the Company’s available for sale securities. While the Company classifies these securities as available for sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of the Series A common stock warrant liability was immaterial as of December 31, 2025 and 2024, as well as the change in fair value during the years ended December 31, 2025 and 2024. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		December 31, 2025
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$33,219	$—	$—	$33,219
Corporate debt securities	Level 2	1,499	—	—	1,499
Total cash equivalents		34,718	—	—	34,718
Short-term marketable securities:
Commercial paper	Level 2	18,061	14	(4)	18,071
Corporate debt securities	Level 2	1,500	3	—	1,503
U.S. Treasury securities	Level 2	50,340	92	—	50,432
Agency securities	Level 2	2,033	1	—	2,034
Asset-backed securities	Level 2	6,049	16	(2)	6,063
Total short-term marketable securities		77,983	126	(6)	78,103
Total cash equivalents and marketable securities		$112,701	$126	$(6)	$112,821

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$72,800	$—	$—	$72,800
U.S. Treasury securities	Level 2	2,477	—	—	2,477
Total cash equivalents		75,277	—	—	75,277
Short-term marketable securities:
Commercial paper	Level 2	14,447	25	(1)	14,471
Corporate debt securities	Level 2	6,909	7	—	6,916
U.S. Treasury securities	Level 2	27,493	123	—	27,616
Agency securities	Level 2	21,345	12	(2)	21,355
Asset-backed securities	Level 2	5,030	22	—	5,052
Total short-term marketable securities		75,224	189	(3)	75,410
Long-term marketable securities:
U.S. Treasury securities	Level 2	4,884	36	—	4,920
Asset-backed securities	Level 2	2,480	8	—	2,488
Total long-term marketable securities		7,364	44	—	7,408
Total cash equivalents and marketable securities		$157,865	$233	$(3)	$158,095

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Prepaid clinical costs	$973	$436
Prepaid research and development costs	1,395	48
Prepaid insurance	431	577
Deferred financing costs	282	306
Other	199	157
Total prepaid expenses and other current assets	$3,280	$1,524

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Accrued payroll-related costs	$1,617	$1,358
Accrued clinical costs	561	528
Accrued research and development costs	1,242	516
Accrued general and administrative costs	267	544
Other	27	5
Total accrued expenses and other current liabilities	$3,714	$2,951

6.	Commitments and Contingencies

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

Assia Chemical Industries Ltd.

In September 2025, the Company entered into a term sheet with Assia Chemical Industries Ltd. (Assia), doing business as TAPI Technology & API Series (TAPI), a subsidiary of Teva Pharmaceutical Industries Ltd. and in December 2025, the Company entered into a license agreement with TAPI replacing the term sheet (License Agreement). Under the agreement, TAPI granted the Company a global, exclusive license to certain intellectual property rights covering innovative forms of TAPI’s resmetirom active pharmaceutical ingredient (API) for Sagimet’s technical evaluation and manufacture, and, if elected by the Company, further development of a fixed-dose combination (FDC) product containing denifanstat and resmetirom.

Upon execution of the term sheet in September 2025, a non-refundable up-front payment of $2.5 million was due, which was paid and recognized in research and development expense during the year ended December 31, 2025. Pursuant to the License Agreement, the Company is obligated to pay TAPI potential additional manufacturing-related milestones of up to $5.5 million as well as a low single-digit royalty on net sales of the FDC product. The License Agreement terminates upon the date certain TAPI know-how ceases to be confidential information or the last of the TAPI patents expires, whichever is later, unless earlier terminated by either party in accordance with the terms of the License Agreement.

Facility Lease Agreement

In March 2019, the Company executed a 38-month non-cancelable operating lease agreement for 3,030 square feet of office space for its headquarters facility in San Mateo, California, which commenced April 1, 2019. In December 2021, the lease agreement was amended to extend the term of the lease through June 2024; in April 2024, the Company amended the lease agreement to (i) extend the lease through June 30, 2025 and (ii) increase the monthly lease payment to approximately $13,000 beginning on July 1, 2024, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.1 million on the amendment date. In May 2025, the Company amended the lease agreement to extend the term of the lease through June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.2 million on the amendment date.

Operating lease costs were $0.2 million and $0.2 million for the years ended December 31, 2025, and 2024, respectively.

The following is a schedule by year of future maturities of the Company’s operating lease liabilities (in thousands):

December 31,
2025
2026	$80
Total lease payments	80
Less: interest	(2)
Total	$78

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$159

Weighted-average remaining lease term and discount rate were as follows as of December 31, 2025:

Weighted-average remaining lease term	0.5	years
Weighted-average discount rate	9%

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of December 31, 2025.

7.	Stockholders’ Equity

Common stock

As of December 31, 2025 and 2024, the Company had authorized 500,000,000 shares of Series A common stock, $0.0001 par value per share, and 15,000,000 shares of Series B common stock, $0.0001 par value per share. Holders of Series A common stock are entitled to one vote and Series B common stock are not entitled to vote. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the net assets of the Company will be distributed pro rata to the holders of Series A common stock and Series B common stock. Each share of Series B common stock is convertible, at any time at the option of the holder, into one share of Series A common stock, unless that holder would beneficially own a number of Series A common stock in excess of 4.99% of the total number of shares of Series A common stock then issued and outstanding.

In December 2025, certain holders of the Company’s Series B common stock elected to convert 952,996 shares of the Company’s Series B common stock into Series A common stock.

Undesignated preferred stock

As of December 31, 2025 and 2024, the Company had authorized 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share, of which none were issued and outstanding.

8.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, and by 1,226,994 shares on January 1, 2025. As of December 31, 2025, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 4,667,978, of which 1,395,328 shares were available for future grants. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In connection with the 2023 Plan, the number of shares reserved for issuance under the 2023 Plan was automatically increased by 1,278,164 shares, effective January 1, 2026.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, increasing the total number of shares available for issuance under the Inducement Pool to 1,300,000 shares. As of December 31, 2025, 361,217 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the statements of operations and comprehensive loss related to stock options, restricted stock units and the ESPP (defined below) for employees and non-employees was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Stock options	$5,334	$4,227
Restricted stock units	1,106	1,061
Employee stock purchase plan	9	—
Total stock-based compensation expense	$6,449	$5,288
Included in:
General and administrative expense	$5,516	$4,306
Research and development expense	933	982
Total stock-based compensation expense	$6,449	$5,288

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

The following table summarizes stock option activity (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2025	4,462,517	$6.58	7.4	$619
Granted	1,337,219	4.92
Exercised	(44,792)	6.14
Forfeited/expired	(32,618)	19.88
Outstanding, December 31, 2025(2)	5,722,326	$6.12	7.1	$3,799
Vested and expected to vest, December 31, 2025	5,722,326	$6.12	7.1	$3,799
Exercisable at December 31, 2025	3,685,879	$6.55	6.3	$1,424

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)	Includes 477,467 performance-based options with a weighted-average exercise price of $6.44, all of which were fully vested and exercisable.

During the years ended December 31, 2025 and 2024, the weighted average grant-date fair value per share of stock options granted was $3.84 and $3.26, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively. Additionally, during the years ended December 31, 2025 and 2024, cash received from the exercise of stock options was $0.3 million and $0.1 million, respectively.

As of December 31, 2025, there was $8.3 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2025	844,382	$2.96
Granted	267,157	4.85
Vested/released	(281,462)	2.96
Outstanding, December 31, 2025	830,077	$3.57

As of December 31, 2025, the total unrecognized compensation expense related to unvested restricted stock units was $2.3 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Years Ended December 31,
	2025	2024
Expected volatility	95 - 96%	91 - 96%
Risk-free interest rate	3.8 - 4.3%	3.6 - 4.5%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.0	5.3 - 6.1

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

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, and by 215,497 shares on January 1, 2025. As of December 31, 2025, the aggregate maximum number of shares reserved for issuance under the ESPP was 644,748. No shares of Series A common stock have been issued under the ESPP to date.

In connection with the ESPP, the number of shares reserved for issuance under the ESPP was automatically increased by 215,497 shares effective January 1, 2026.

9.	Income Taxes

For the years ended December 31, 2025, and 2024, the Company did not record a provision or benefit for federal or state income taxes, as the Company has incurred a net loss for all periods presented and the Company has provided a full valuation allowance against its net deferred tax assets. The Company did not pay any income taxes in any jurisdiction for the years ended December 31, 2025 and 2024.

A reconciliation between the federal statutory tax rates and the Company’s effective tax rate for the years ended December 31, 2025, and 2024, is as follows:

	Years Ended December 31,
	2025		2024
Federal income taxes at statutory rates	$10,718	21.00%	$9,569	21.00%
Research and development credits	156	0.30	1,976	4.34
Stock-based compensation	216	0.42	(593)	(1.30)
Changes in unrecognized tax benefits	164	0.32	89	0.20
Section 162(m) limitations	(522)	(1.02)	(108)	(0.24)
Other	(3)	(0.01)	(5)	(0.01)
Change in valuation allowance	(10,729)	(21.01)	(10,928)	(23.99)
Effective income tax rate	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s net deferred tax assets as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$46,665	$35,045
Capitalized start-up costs and research expenses	18,169	20,137
Research and development credits	8,824	8,265
Accruals, reserves and other	313	270
Stock compensation	3,439	2,674
Lease liabilities	16	16
Total gross deferred assets	77,426	66,407
Valuation allowance	(77,410)	(66,391)
Total deferred tax assets	16	16
Deferred tax liabilities:
Right-of-use assets	(16)	(16)
Total deferred liabilities	(16)	(16)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2025, and 2024. The valuation allowance increased $11.0 million and $11.3 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards (NOLs) of approximately $213.6 million which may be available to offset future U.S. federal income. U.S. Federal NOLs incurred in taxable years beginning prior to January 1, 2018 of approximately $91.0 million expire beginning in 2029 while U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 of approximately $122.6 million will have an indefinite carryforward period, subject to annual limitations. As of December 31, 2025, the Company also had state NOL carryforwards of approximately $26.3 million which may be available to offset future state income and expire at various years beginning in 2028.

As of December 31, 2025, the Company had U.S. federal research and development tax credit (R&D credit) carryforwards of approximately $8.5 million available to reduce future tax liabilities which expire at various years beginning with 2028. As of December 31, 2025, the Company had state credit carryforwards of approximately $3.2 million available to reduce future tax liabilities which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by “5% shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change NOLs, R&D credits and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs, R&D credit carryforwards or other applicable tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The Company has not performed a Section 382 analysis through December 31, 2025, and as such, the Company is not able to determine the impact of any potential limitations on the usage of the Company’s NOLs and tax credit carryforwards. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

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

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Unrecognized tax benefits as of the beginning of the year	$2,186	$1,784
Decrease related to prior year tax positions	(151)	(251)
Increase related to current year tax positions	306	653
Unrecognized tax benefits as of the end of the year	$2,341	$2,186

No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss. There are no ongoing examinations by taxing authorities at this time.

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

The following table shows the Company’s segment net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, for the years ended December 31, 2025, and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Denifanstat external research and development expenses	$28,248	$33,838
TVB-3567 external research and development expenses	6,084	810
External general and administrative expenses	8,760	8,001
Personnel costs	7,150	6,517
Stock-based compensation	6,449	5,288
Other segment items (1)	(5,653)	(8,887)
Segment net loss	$51,038	$45,567

___________

(1)	Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2025 our disclosure controls and procedures were effective to provide reasonable assurance that the information to be disclosed by us in this Annual Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control—Integrated Framework updated in 2013. Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

(c) Attestation Report on Internal Control over Financial Reporting

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

(d) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other information

(a) None.

(b) During the fourth quarter of the fiscal year ended December 31, 2025, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is KPMG LLP, Philadelphia, Pennsylvania (PCAOB Auditor ID: 185). The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.8•	Form of Restricted Stock Award Agreement under the Sagimet Biosciences Inc. 2023 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.9•	Amended and Restated Sagimet Biosciences Inc. 2023 Employee Stock Purchase Plan	Filed herewithin.

10.10•	Sagimet Biosciences Inc. 2023 Non-Employee Director Compensation Policy	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.11•	Form of Indemnification Agreement by and between Sagimet Biosciences Inc. and its directors	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.12•	Form of Indemnification Agreement by and between Sagimet Biosciences Inc. and its executive officers	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.13•	Sagimet Biosciences Inc. Senior Executive Cash Incentive Bonus Plan	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.14•	Exclusive License and Development Agreement by and between Sagimet Biosciences Inc. and Ascletis BioScience Co. Ltd., dated as of January 18, 2019	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.15*	Assignment and Assumption Agreement, by and among Sagimet Biosciences Inc., Ascletis BioScience Co., Ltd. and Gannex Pharma Co., Ltd., effective October 25, 2019	Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (File No. 333-272901) filed on July 10, 2023

10.16*	Patent Assignment Agreement by and between Sagimet Biosciences Inc. and Gannex Pharma Co., Ltd., effective October 25, 2019	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.17*	Amended and Restated Patent Assignment Agreement by and between Sagimet Biosciences Inc. and Gannex Pharma Co., Ltd., dated July 2, 2023	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on July 10, 2023

10.18	Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of March 1, 2019, as amended by the First Amendment to Lease Agreement, dated December 14, 2021	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.19

Amended and Restated Nominating Agreement, dated as of April 15, 2021, by and among Sagimet Biosciences Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. as amended by Amendment No. 1 to Amended and Restated Nominating Agreement, dated as of June 22, 2023, by and among Sagimet Biosciences Inc., Baker Brothers Life Sciences, L.P. and 667, L.P.

Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023
10.20	Amended and Restated Investors’ Rights Agreement, by and among Sagimet Biosciences Inc. and certain of its stockholders, dated December 21, 2020	Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-272901) filed on June 23, 2023

10.21	Amended and Restated Warrant to Purchase Stock, by and between Sagimet Biosciences Inc. and Banc of California, Inc., dated January 4, 2024	Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-276664) filed on January 23, 2024

10.22•	Form of Inducement Option Award Agreement	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 12, 2025

10.23	Second Amendment to Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of April 5, 2024	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 12, 2025

10.24	Third Amendment to Lease Agreement by and between Sagimet Biosciences Inc. and Casiopea Bovet, LLC, dated as of May 5, 2025	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on File 10-Q (File No. 001-41742) filed on August 13, 2025

10.25•	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and David Happel, dated June 6, 2025	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on File 10-Q (File No. 001-41742) filed on August 13, 2025

10.26•	Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Thierry Chauche, dated June 6, 2025	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on File 10-Q (File No. 001-41742) filed on August 13, 2025

10.27•	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Eduardo Martins, dated June 6, 2025	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on File 10-Q (File No. 001-41742) filed on August 13, 2025

10.28•	Second Amended and Restated Executive Employment Agreement by and between Sagimet Biosciences Inc. and Elizabeth Rozek, dated June 6, 2025	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on File 10-Q (File No. 001-41742) filed on August 13, 2025

10.29	Sales Agreement Dated as of August 14, 2025 between Leerink Partners LLC and Sagimet Biosciences Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on August 14, 2025

19.1	Sagimet Biosciences Inc. Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 25, 2024

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith

24.1	Power of Attorney (included on signature page)	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2022	Furnished herewith

97.1	Sagimet Biosciences Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41742) filed on March 25, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

●	Indicates management contract or compensatory plan.

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

SAGIMET BIOSCIENCES, INC.

Date: March 11, 2026	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2026	By:	/s/ Thierry Chauche
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

Name	Title	Date

/s/ David Happel	President, Chief Executive Officer and Director	March 11, 2026
David Happel	(Principal Executive Officer)

/s/ Thierry Chauche	Chief Financial Officer	March 11, 2026
Thierry Chauche	(Principal Financial and Accounting Officer)

/s/ George Kemble, PhD	Chairman of the Board	March 11, 2026
George Kemble, PhD

/s/ Anne Phillips, MD	Director	March 11, 2026
Anne Phillips, MD

/s/ Beth Seidenberg, MD	Director	March 11, 2026
Beth Seidenberg, MD

/s/ Elizabeth Grammer, Esq.	Director	March 11, 2026
Elizabeth Grammer, Esq.

/s/ Jennifer Jarrett	Director	March 11, 2026
Jennifer Jarrett

/s/ Paul Hoelscher	Director	March 11, 2026
Paul Hoelscher

/s/ Tim Walbert	Director	March 11, 2026
Tim Walbert