Form 10-Q
period 2026-03-31
Sagimet Biosciences Inc.
filed 2026-05-12
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at May 5, 2026 was 61,184,313 and 567,494, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	our financial performance;
●	our ability to obtain additional cash and the sufficiency of our existing cash, cash equivalents and marketable securities to fund our future operating expenses and capital expenditure requirements;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the scope, progress, results and costs of developing denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and conducting preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials within anticipated timelines;

●	the timing and costs involved in obtaining and maintaining regulatory approval of denifanstat, TVB-3567 or any other drug candidates or combination therapies we may develop, and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations or accelerated approvals for our drug candidates for various indications;
●	current and future agreements with third parties in connection with the development and commercialization of denifanstat, TVB-3567 or any other future drug candidate or combination therapy;
●	our estimate of the number of patients in the United States who suffer from the diseases we target and the number of subjects that will enroll in our clinical trials;
●	our relationship with Ascletis BioScience Co. Ltd. (Ascletis), and its affiliate Gannex Pharma Co., Ltd. (Gannex), and the success of their development and registration efforts for denifanstat in China;
●	the ability of our clinical trials to demonstrate the safety and efficacy of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop;
●	our plans relating to commercializing denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved, including the geographic areas of focus and our ability to build a commercial organization;
●	the success of competing therapies that are or may become available;
●	developments relating to our competitors and our industry, including competing drug candidates and therapies;

●	our plans relating to the further development and manufacturing of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, including additional indications that we may pursue for denifanstat, TVB-3567 or other drug candidates or combination therapies;
●	our ability to obtain sufficient non-dilutive funding or enter into a strategic collaboration to initiate future clinical trials for our combination of denifanstat and resmetirom in metabolic dysfunction-associated steatohepatitis (MASH), formerly known as nonalcoholic steatohepatitis (NASH);
●	existing regulations and regulatory developments in the United States and other jurisdictions;
●	our potential and ability to successfully manufacture and supply denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop for clinical trials and for commercial use, if approved;
●	the rate and degree of market acceptance of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, as well as the pricing and reimbursement of denifanstat, TVB-3567 and any other drug candidates or combination therapies we may develop, if approved;
●	our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for denifanstat, TVB-3567 and for any other future drug candidate or combination therapy;
●	our ability to realize the anticipated benefits of any strategic transactions;
●	our ability to attract and retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel and our ability to attract additional collaborators with development, regulatory and commercialization expertise;
●	the impact of macroeconomic conditions and geopolitical turmoil on our business and operations;
●	our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act; and
●	our anticipated use of our existing cash, cash equivalents and marketable securities.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report, the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and the section titled “Risk Factors” set forth in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$36,626	$35,021
Short-term marketable securities	67,913	78,103
Prepaid expenses and other current assets	3,177	3,280
Total current assets	107,716	116,404
Operating lease right-of-use assets	39	78
Total assets	$107,755	$116,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,303	$1,309
Accrued expenses and other current liabilities	2,955	3,714
Operating lease liabilities	39	78
Total current liabilities	5,297	5,101
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 32,017,613 shares issued and outstanding at March 31, 2026; 31,954,105 shares issued and outstanding at December 31, 2025	3	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 567,494 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	459,446	457,607
Accumulated deficit	(356,999)	(346,349)
Accumulated other comprehensive income	8	120
Total stockholders’ equity	102,458	111,381
Total liabilities and stockholders’ equity	$107,755	$116,482

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$6,995	$15,342
General and administrative	4,718	4,523
Total operating expenses	11,713	19,865
Loss from operations	(11,713)	(19,865)
Other income:
Interest income and other, net	1,063	1,689
Total other income	1,063	1,689
Net loss	$(10,650)	$(18,176)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.33)	$(0.56)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,559,704	32,195,345

Net loss	$(10,650)	$(18,176)
Other comprehensive loss:
Net unrealized loss on marketable securities	(112)	(109)
Total comprehensive loss	$(10,762)	$(18,285)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2026	31,954,105	$3	567,494	$—	$457,607	$(346,349)	$120	$111,381
Issuance of Series A common stock for vesting of restricted stock units	63,508	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,839	—	—	1,839
Unrealized loss on marketable securities	—	—	—	—	—	—	(112)	(112)
Net loss	—	—	—	—	—	(10,650)	—	(10,650)
Balance at March 31, 2026	32,017,613	$3	567,494	$—	$459,446	$(356,999)	$8	$102,458

							Accumulated
	Series A		Series B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,650)	$(18,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(140)	(535)
Non-cash operating lease expense	39	39
Stock-based compensation expense	1,839	1,472
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(297)	(687)
Accounts payable, accrued expenses and other current liabilities	637	3,390
Operating lease liabilities	(39)	(39)
Net cash used in operating activities	(8,611)	(14,536)
Cash flows from investing activities
Purchases of marketable securities	(6,752)	(15,575)
Sales and maturities of marketable securities	16,968	18,988
Net cash provided by investing activities	10,216	3,413
Net increase (decrease) in cash and cash equivalents	1,605	(11,123)
Cash and cash equivalents at beginning of period	35,021	75,840
Cash and cash equivalents at end of period	$36,626	$64,717

Supplemental non-cash investing and financing activities:
Deferred financing costs within accounts payable and accrued expenses	$32	$245

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business and Basis of Presentation

Description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in San Mateo, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris conducted by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. Denifanstat also met all endpoints in Ascletis’ open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne in China. The Company’s second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne, that is currently undergoing a first-in-human Phase 1 clinical trial.

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

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 11, 2026. The accompanying interim financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of March 31, 2026, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of March 31, 2026, had an accumulated deficit of $357.0 million and cash, cash equivalents and marketable securities of $104.5 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

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

In August 2025, the Company entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the 2025 ATM Offering since inception.

The Company expects that its cash, cash equivalents and marketable securities as of March 31, 2026, together with the proceeds from the April 2026 underwritten offering of Series A common stock (refer to Note 9. Subsequent Events for further information), will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

2.	Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies.

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

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(10,650)	$(18,176)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	32,559,704	32,195,345
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.33)	$(0.56)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase Series A common stock	6,443,407	5,494,659
Warrants to purchase Series A common stock	1,000	1,000
Restricted stock units	1,127,109	1,098,399
Total	7,571,516	6,594,058

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

As of March 31, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $36.3 million and $34.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $67.9 million and $78.1 million as of March 31, 2026 and December 31, 2025, respectively. These available-for-sale securities have expected maturities ranging from 1.0 to 9.0 months. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of March 31, 2026, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of the Series A common stock warrant liability was immaterial as of March 31, 2026 and December 31, 2025, as well as the change in fair value during the three months ended March 31, 2026 and 2025. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2026
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$36,297	$—	$—	$36,297
Total cash equivalents		36,297	—	—	36,297
Short-term marketable securities:
Commercial paper	Level 2	15,190	2	(12)	15,180
Corporate debt securities	Level 2	1,497	—	—	1,497
U.S. Treasury securities	Level 2	39,393	24	(10)	39,407
Agency securities	Level 2	5,781	—	(3)	5,778
Asset-backed securities	Level 2	6,044	14	(7)	6,051
Total short-term marketable securities		67,905	40	(32)	67,913
Total cash equivalents and marketable securities		$104,202	$40	$(32)	$104,210

		December 31, 2025
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Assets
Cash equivalents:
Money market funds	Level 1	$33,219	$—	$—	$33,219
U.S. Treasury securities	Level 2	1,499	—	—	1,499
Total cash equivalents		34,718	—	—	34,718
Short-term marketable securities:
Commercial paper	Level 2	18,061	14	(4)	18,071
Corporate debt securities	Level 2	1,500	3	—	1,503
U.S. Treasury securities	Level 2	50,340	92	—	50,432
Agency securities	Level 2	2,033	1	—	2,034
Asset-backed securities	Level 2	6,049	16	(2)	6,063
Total short-term marketable securities		77,983	126	(6)	78,103
Total cash equivalents and marketable securities		$112,701	$126	$(6)	$112,821

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Prepaid clinical costs	$193	$973
Prepaid research and development costs	2,104	1,395
Prepaid insurance	230	431
Deferred financing costs	402	282
Other	248	199
Total prepaid expenses and other current assets	$3,177	$3,280

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Accrued payroll-related costs	$579	$1,617
Accrued clinical costs	441	561
Accrued research and development costs	1,451	1,242
Accrued general and administrative costs	469	267
Other	15	27
Total accrued expenses and other current liabilities	$2,955	$3,714

6.	Commitments and Contingencies

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

Facility Lease Agreement

On March 12, 2019, the Company executed a 38-month non-cancelable operating lease agreement for 3,030 square feet of office space for its headquarters facility in San Mateo, California, which commenced April 1, 2019. From 2021 through 2024, the Company amended the lease agreement several times to extend the term of the lease and adjust the monthly lease payment. In May 2025, the Company amended the lease agreement to extend the term of the lease through June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.2 million on the amendment date.

Operating lease costs were $40,000 and $39,000 for the three months ended March 31, 2026, and 2025, respectively.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of March 31, 2026.

7.	Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, by 1,226,994 shares on January 1, 2025 and by 1,278,164 shares on January 1, 2026. As of March 31, 2026, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 5,946,142, of which 1,591,871 shares were available for future grants. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, increasing the total number of shares available for issuance under the Inducement Pool to 1,300,000 shares. As of March 31, 2026, 361,217 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options and restricted stock units and the ESPP (defined below) for employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$1,473	$1,223
Restricted stock units	338	249
Employee stock purchase plan	28	—
Total stock-based compensation expense	$1,839	$1,472
Included in:
General and administrative expense	$1,533	$1,248
Research and development expense	306	224
Total stock-based compensation expense	$1,839	$1,472

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

The following table summarizes stock option activity for the three months ended March 31, 2026 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2026	5,722,326	$6.12	7.1	$3,799
Granted	721,081	5.38
Outstanding, March 31, 2026 (2)	6,443,407	$6.04	7.2	$1,993
Vested and expected to vest, March 31, 2026	6,443,407	$6.04	7.2	$1,993
Exercisable at March 31, 2026	3,997,639	$6.50	6.2	$867

(1)	Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)	Includes 477,467 performance-based options with a weighted-average exercise price of $6.44, all of which were fully vested and exercisable.

During the three months ended March 31, 2026 and 2025, the weighted average grant-date fair value per share of stock options granted was $4.25 and $3.71, respectively. There were no stock options exercised during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, there was $9.9 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected volatility	97.0%	95.0%
Risk-free interest rate	3.8%	4.3%
Dividend yield	—	—
Expected term (in years)	6.0	6.0

The expected term is determined using the simplified method, which represents the average of the contractual term of the options and the weighted-average expected vesting period. The risk-free interest rate is determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. The expected stock volatility rate is based on the volatility rates of comparable publicly held companies over a period equal to the expected term of the option. The Company also utilizes its limited available historical volatility, to a lesser weight, in its expected stock volatility calculation. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends to stockholders and has no current intentions to pay cash dividends.

Restricted stock units

The Company’s restricted stock units generally vest over a four-year period in equal amounts on an annual basis, provided the employee remains continuously employed with the Company. The fair value of the restricted stock units is equal to the closing price of the Company’s Series A common stock on the grant date.

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2026	830,077	$3.57
Granted	360,540	5.38
Vested/released	(63,508)	4.71
Outstanding, March 31, 2026	1,127,109	$4.08

As of March 31, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $3.9 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, by 215,497 shares on January 1, 2025 and by 215,497 shares on January 1, 2026. As of March 31, 2026, the aggregate maximum number of shares reserved for issuance under the ESPP was 860,245. No shares of Series A common stock have been issued under the ESPP to date.

8.	Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is development and commercialization of therapeutics for the treatment of acne, MASH and other diseases where FASN plays a pathogenic role. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Denifanstat external research and development expenses	3,127	13,336
TVB-3567 external research and development expenses	2,373	834
External general and administrative expenses	2,127	2,252
Personnel costs	2,170	1,951
Stock-based compensation	1,839	1,472
Other segment items (1)	(986)	(1,669)
Segment net loss	$10,650	$18,176
(1)	Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.
9.	Subsequent Events

On April 28, 2026, the Company completed an underwritten offering whereby it sold 29,166,700 shares of its Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended March 31, 2026 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris conducted by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. Denifanstat also met all endpoints in Ascletis’ open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne in China. Our second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne, that is currently undergoing a first-in-human Phase 1 clinical trial.

FASN inhibition for the treatment of acne

Acne is one of the most common skin conditions in the United States, with approximately 50 million Americans affected annually and more than 5 million seeking medical treatment for acne each year. Acne affects around 85% of persons between the ages of 12 and 24. Moderate to severe acne accounts for 20% of acne sufferers, or approximately 10 million people in the United States annually. There is no cure for acne; and due to its pathology, most patients require chronic management and multiple annual courses of treatment for flare control.

Acne is a disorder in which dysregulation of fatty acid metabolism also plays a key role. FASN is responsible through lipid synthesis for the production of skin oils (sebum). More than 80% of key sebum lipids such as palmitate and sapienic acid are produced by de novo lipogenesis (DNL)/FASN. In acne, excess sebum can lead to skin lesions and is a pro-inflammatory stimulus leading to exacerbation of those lesions, including development of nodules (nodular acne) and cysts (cystic acne).

Acne is a promising therapeutic area for application of FASN inhibitors because FASN is required for sebum production, which is upregulated in acne and leads to exacerbation of acne lesions including development of nodules and cysts.

Clinical data demonstrates denifanstat’s potential to treat acne

In January 2026, Ascletis reported that denifanstat was generally well-tolerated in the open-label Phase 3 clinical trial (n=240) evaluating the long-term safety of 50 mg once-daily denifanstat in patients with moderate to severe acne in China. Subjects treated with denifanstat showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial).

In December 2025, Ascletis announced that the China National Medical Products Administration (NMPA) accepted its New Drug Application (NDA) for denifanstat for the treatment of moderate to severe acne.

In June 2025, Ascletis announced that denifanstat met all primary and secondary endpoints in its Phase 3 clinical trial in moderate to severe acne vulgaris in China. The Phase 3 clinical trial was a randomized, double-blind, placebo-controlled, multicenter clinical trial of 480 enrolled patients randomized 1:1 to receive denifanstat 50mg or placebo, once daily for 12 weeks.

Ascletis reported the following efficacy data from the Phase 3 clinical trial:

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

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of treatment emergent adverse events (TEAEs) were comparable between denifanstat and placebo.

Planned Phase 3 clinical trial of denifanstat in acne

Building on the recent successful Phase 3 clinical trial in China of denifanstat in moderate to severe acne, we plan to develop it in acne for the United States. We anticipate filing an Investigational New Drug (IND) application for denifanstat for the treatment of moderate to severe acne in mid-2026, and following IND clearance, plan to advance denifanstat into a registrational Phase 3 clinical trial in moderate to severe acne patients in the second half of 2026 for the United States.

Phase 1 clinical trial of TVB-3567

In June 2025, we initiated a first-in-human Phase 1 clinical trial of our potent and selective small molecule FASN inhibitor, TVB-3567, for development of an acne indication. The Phase 1 clinical trial is a randomized double-blind placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is comprised of several parts, including single ascending dose cohorts and multiple ascending dose cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers. Subject to consultation with regulatory authorities, and contingent on the results of the Phase 1 clinical trial, we anticipate initiating the Phase 2 clinical trial of TVB-3567 in the second half of 2026.

MASH

The critical role of FASN overactivity in MASH makes it an attractive target for drug therapy. Denifanstat targets multiple drivers of MASH by reducing steatosis, inflammation and fibrosis. Denifanstat met all primary and multiple secondary endpoints in the Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We completed a Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and the thyroid hormone receptor beta (THR-β) agonist, resmetirom (commercially available as Rezdiffra), in December 2025. We anticipate that the denifanstat and resmetirom combination program will be Phase 2-ready in the second half of 2026. We will undertake no further clinical development in MASH until non-dilutive financing is obtained.

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

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities offset by amortization of premiums and accretion of discounts to maturity on our marketable securities.

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$6,995	$15,342	$(8,347)	(54)%
General and administrative	4,718	4,523	195	4%
Total operating expenses	11,713	19,865	(8,152)	(41)%
Loss from operations	(11,713)	(19,865)	8,152	(41)%
Total other income	1,063	1,689	(626)	(37)%
Net loss	$(10,650)	$(18,176)	$7,526	(41)%

Research and development – Research and development expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
External expenses
Clinical development and research	$2,615	$11,479	$(8,864)	(77)%
Manufacturing and non-clinical	2,370	2,123	247	12%
External consulting and other	515	568	(53)	(9)%
Subtotal - external expenses	$5,500	$14,170	$(8,670)	(61)%
Internal expenses
Personnel costs	$1,112	$928	$184	20%
Stock-based compensation	306	224	82	37%
Other internal operating expenses	77	20	57	285%
Subtotal - internal expenses	$1,495	$1,172	$323	28%
Total research and development expenses	$6,995	$15,342	$(8,347)	(54)%

Research and development expenses decreased by $8.3 million, or 54%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to a $8.9 million decrease in clinical development and research expenses related primarily to lower clinical trial costs incurred for our Phase 3 program of denifanstat in MASH, which was partially offset by higher costs for the Phase 1 clinical trial of TVB-3567, initiated in June 2025, and other clinical costs for the combination of denifanstat and resmetirom.

External research and development expenses for the three months ended March 31, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Denifanstat external research and development expenses	$3,127	$13,336	$(10,209)	(77)%
TVB-3567 external research and development expenses	2,373	834	1,539	185%
Total external research and development expenses	$5,500	$14,170	$(8,670)	(61)%

General and administrative – General and administrative expenses increased by $0.2 million, or 4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to a $0.3 million increase in stock-based compensation, which was partially offset by lower consulting and professional service expenses.

Other income – Other income decreased by $0.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to a decrease in interest income earned driven by a lower cash, cash equivalents and marketable securities balance as well as lower yields during the three months ended March 31, 2026.

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

In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million shares of our Series A common stock. There were no sales under the 2025 ATM Offering since inception.

On April 28, 2026, we completed an underwritten offering whereby we sold 29,166,700 shares of our Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million. We estimate that the net proceeds from the underwritten offering will be approximately $163.9 million after deducting underwriting discounts, commissions and other offering expenses.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $104.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain, maintain, expand and protect our intellectual property portfolio.

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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2026, together with approximately $163.9 million in net proceeds from the April 2026 underwritten offering of Series A common stock, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(8,611)	$(14,536)
Investing activities	10,216	3,413
Net increase (decrease) in cash and cash equivalents	$1,605	$(11,123)

Cash flows from operating activities. Net cash used in operating activities was $8.6 million for the three months ended March 31, 2026, and primarily related to cash used to fund clinical development and other non-clinical activities for denifanstat, clinical development and manufacturing costs for TVB-3567, as well as costs associated with operating as a public company.

Net cash used in operating activities was $14.5 million for the three months ended March 31, 2025, and primarily related to cash used to fund clinical development, manufacturing and other non-clinical activities for denifanstat, inclusive of clinical-batch manufacturing and trial start-up costs for a Phase 3 trial of denifanstat in MASH, as well as costs to build out our corporate infrastructure and costs associated with operating as a public company.

Cash flows from investing activities - Net cash provided by investing activities was $10.2 million for the three months ended March 31, 2026 and related to proceeds received from the sale and maturity of marketable securities of $17.0 million, partially offset by purchases of marketable securities of $6.8 million.

Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2025 and related to proceeds received from the sale and maturity of marketable securities of $19.0 million, partially offset by purchases of marketable securities of $15.6 million.

Critical accounting policies and estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made and changes in estimates may occur.

During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered equity securities

There were no unregistered sales of equity securities during the period covered by this quarterly report on Form 10-Q.

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

10.1•	Executive Employment Agreement by and between Sagimet Biosciences Inc. and Andreas Grauer M.D., effective April 20, 2026	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

• Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGIMET BIOSCIENCES, INC.

Date: May 12, 2026	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)