Form 10-Q
period 2026-06-30
Sagimet Biosciences Inc.
filed 2026-08-11
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41742

Sagimet Biosciences Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5991472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Tower Lane, Suite 1500
Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 561‑8600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock, $0.0001 par value per share	SGMT	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at August 4, 2026 was 61,591,159 and 567,494, respectively.

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
•
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
•
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$165,896	$35,021
Short-term marketable securities	74,232	78,103
Prepaid expenses and other current assets	3,860	3,280
Total current assets	243,988	116,404
Long-term marketable securities	17,436	—
Operating lease right-of-use assets	1,951	78
Other assets	55	—
Total assets	$263,430	$116,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,131	$1,309
Accrued expenses and other current liabilities	4,204	3,714
Operating lease liabilities	84	78
Total current liabilities	5,419	5,101
Operating lease liabilities, long-term	1,856	—
Total liabilities	7,275	5,101
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 61,215,440 shares issued and outstanding at June 30, 2026; 31,954,105 shares issued and outstanding at December 31, 2025	6	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; 567,494 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	627,178	457,607
Accumulated deficit	(370,952)	(346,349)
Accumulated other comprehensive (loss) income	(77)	120
Total stockholders’ equity	256,155	111,381
Total liabilities and stockholders’ equity	$263,430	$116,482

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$11,535	$7,248	$18,530	$22,590
General and administrative	4,283	4,677	9,001	9,200
Total operating expenses	15,818	11,925	27,531	31,790
Loss from operations	(15,818)	(11,925)	(27,531)	(31,790)
Other income:
Interest income and other, net	1,865	1,539	2,928	3,228
Total other income	1,865	1,539	2,928	3,228
Net loss	$(13,953)	$(10,386)	$(24,603)	$(28,562)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.26)	$(0.32)	$(0.57)	$(0.89)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	53,114,533	32,195,366	42,893,900	32,195,355

Net loss	$(13,953)	$(10,386)	$(24,603)	$(28,562)
Other comprehensive loss:
Net unrealized loss on marketable securities	(85)	(45)	(197)	(154)
Total comprehensive loss	$(14,038)	$(10,431)	$(24,800)	$(28,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss) Income	Equity
Balance at January 1, 2026	31,954,105	$3	567,494	$—	$457,607	$(346,349)	$120	$111,381
Issuance of Series A common stock for vesting of restricted stock units	63,508	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,839	—	—	1,839
Unrealized loss on marketable securities	—	—	—	—	—	—	(112)	(112)
Net loss	—	—	—	—	—	(10,650)	—	(10,650)
Balance at March 31, 2026	32,017,613	$3	567,494	$—	$459,446	$(356,999)	$8	$102,458
Sale of Series A common stock, net of issuance costs of $11,145	29,166,700	3	—	—	163,852	—	—	163,855
Issuance of Series A common stock upon exercise of stock options	15,056	—	—	—	96	—	—	96
Issuance of Series A common stock for purchases under employee stock purchase plan	16,071	—	—	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	3,691	—	—	3,691
Unrealized loss on marketable securities	—	—	—	—	—	—	(85)	(85)
Net loss	—	—	—	—	—	(13,953)	—	(13,953)
Balance at June 30, 2026	61,215,440	$6	567,494	$—	$627,178	$(370,952)	$(77)	$256,155

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992
Issuance of Series A common stock upon exercise of stock options	99	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,598	—	—	1,598
Unrealized loss on marketable securities	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(10,386)	—	(10,386)
Balance at June 30, 2025	30,674,954	$3	1,520,490	$—	$453,954	$(323,873)	$76	$130,160

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(24,603)	$(28,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(157)	(761)
Non-cash operating lease expense	78	77
Stock-based compensation expense	5,530	3,070
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(826)	(722)
Accounts payable, accrued expenses and other current liabilities	401	3,339
Operating lease liabilities	(78)	(78)
Other assets	(55)	—
Net cash used in operating activities	(19,710)	(23,637)
Cash flows from investing activities
Purchases of marketable securities	(46,647)	(58,528)
Sales and maturities of marketable securities	32,843	48,651
Net cash used in investing activities	(13,804)	(9,877)
Cash flows from financing activities
Proceeds from sale of Series A common stock	175,000	—
Payment of issuance costs	(10,800)	—
Proceeds from exercise of stock options	96	1
Proceeds from purchases under employee stock purchase plan	93	—
Net cash provided by financing activities	164,389	1
Net increase (decrease) in cash and cash equivalents	130,875	(33,513)
Cash and cash equivalents at beginning of period	35,021	75,840
Cash and cash equivalents at end of period	$165,896	$42,327
Supplemental non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,951	$152
Issuance costs included in accrued expenses and accounts payable	$345	$—
Deferred financing costs within accounts payable and accrued expenses	$25	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (unaudited)

1.
Description of Business and Basis of Presentation

Description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in Foster City, California, is a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. The Company’s lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris and was generally well-tolerated and showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial) in an open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne, both conducted by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. The Company’s second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne that is currently undergoing a first-in-human Phase 1 clinical trial.

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

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 11, 2026. The accompanying interim financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of June 30, 2026, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of June 30, 2026, had an accumulated deficit of $371.0 million and cash, cash equivalents and marketable securities of $257.6 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

In August 2025, the Company entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million shares of its Series A common stock. There were no sales under the 2025 ATM Offering since inception.

In April 2026, the Company completed an underwritten offering whereby it sold 29,166,700 shares of its Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million. The net proceeds from the underwritten offering were $163.9 million after deducting underwriting discounts, commissions and other offering expenses.

The Company expects that its cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

Net loss per share attributable to common stockholders

Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share attributable to common stockholders’ calculation, common stock options, restricted stock units, performance stock units and common stock warrants are considered to be potentially dilutive securities. As the Company has reported a net loss for the periods presented, basic and diluted net loss per share attributable to common stockholders is the same as all potentially dilutive securities would have an anti-dilutive impact.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(13,953)	$(10,386)	$(24,603)	$(28,562)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	53,114,533	32,195,366	42,893,900	32,195,355
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.26)	$(0.32)	$(0.57)	$(0.89)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase Series A common stock	7,570,930	5,738,868	7,570,930	5,738,868
Warrants to purchase Series A common stock	1,000	1,000	1,000	1,000
Restricted stock units	1,127,109	1,098,399	1,127,109	1,098,399
Performance stock units	616,800	—	616,800	—
Total	9,315,839	6,838,267	9,315,839	6,838,267

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

As of June 30, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $165.4 million and $34.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $91.7 million and $78.1 million as of June 30, 2026 and December 31, 2025, respectively. These available-for-sale securities have expected maturities ranging from 0.5 to 19.3 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of June 30, 2026, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The fair value of the Series A common stock warrant liability was immaterial as of June 30, 2026 and December 31, 2025, as well as the change in fair value during the three and six months ended June 30, 2026 and 2025. There were no transfers within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as of (in thousands):

		June 30, 2026
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets
Cash equivalents:
Money market funds	Level 1	$165,383	$—	$—	$165,383
Total cash equivalents		165,383	—	—	165,383
Short-term marketable securities:
Commercial paper	Level 2	20,481	—	(20)	20,461
Corporate debt securities	Level 2	2,980	—	(2)	2,978
U.S. Treasury securities	Level 2	40,963	6	(30)	40,939
Agency securities	Level 2	3,797	—	(5)	3,792
Asset-backed securities	Level 2	6,055	19	(12)	6,062
Total short-term marketable securities		74,276	25	(69)	74,232
Long-term marketable securities:
U.S. Treasury securities	Level 2	17,469	—	(33)	17,436
Total long-term marketable securities		17,469	—	(33)	17,436
Total cash equivalents and marketable securities		$257,128	$25	$(102)	$257,051

		December 31, 2025
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets
Cash equivalents:
Money market funds	Level 1	$33,219	$—	$—	$33,219
U.S. Treasury securities	Level 2	1,499	—	—	1,499
Total cash equivalents		34,718	—	—	34,718
Short-term marketable securities:
Commercial paper	Level 2	18,061	14	(4)	18,071
Corporate debt securities	Level 2	1,500	3	—	1,503
U.S. Treasury securities	Level 2	50,340	92	—	50,432
Agency securities	Level 2	2,033	1	—	2,034
Asset-backed securities	Level 2	6,049	16	(2)	6,063
Total short-term marketable securities		77,983	126	(6)	78,103
Total cash equivalents and marketable securities		$112,701	$126	$(6)	$112,821

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Prepaid clinical costs	$1,406	$973
Prepaid research and development costs	1,764	1,395
Prepaid insurance	30	431
Deferred financing costs	434	282
Other	226	199
Total prepaid expenses and other current assets	$3,860	$3,280

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Accrued payroll-related costs	$956	$1,617
Accrued clinical costs	1,067	561
Accrued research and development costs	1,840	1,242
Accrued general and administrative costs	315	267
Other	26	27
Total accrued expenses and other current liabilities	$4,204	$3,714

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

Facility Lease Agreement

On March 12, 2019, the Company executed a 38‑month non-cancelable operating lease agreement for 3,030 square feet of office space for its former headquarters facility in San Mateo, California, which commenced April 1, 2019. From 2021 through 2024, the Company amended the lease agreement several times to extend the term of the lease and adjust the monthly lease payment. In May 2025, the Company amended the lease agreement to extend the term of the lease through June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding operating lease liability of $0.2 million on the amendment date. The Company exited the San Mateo facility in June 2026.

On May 28, 2026, the Company executed a 66-month non-cancelable operating lease agreement for 7,204 square feet of office space for its new corporate headquarters in Foster City, California, which commenced on July 1, 2026 (the Lease Agreement). The Lease Agreement includes an extension option to extend the term for one additional period of three years, and the aggregate estimated base rent payments due over the initial term of the Lease Agreement is approximately $3.0 million. The Company began occupying the space in June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding lease liability of $2.0 million on the date the space was made available for use by the Company.

Operating lease costs were $40,000 and $41,000 for the three months ended June 30, 2026 and 2025, respectively and $80,000 and $80,000 for the six months ended June 30, 2026 and 2025.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of June 30, 2026.

7.
Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, by 1,226,994 shares on January 1, 2025 and by 1,278,164 shares on January 1, 2026. As of June 30, 2026, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 5,946,142, of which 141,151 shares were available for future grants. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, and further by 100,000 shares in April 2026 and by 525,000 shares in May 2026, increasing the total number of shares available for issuance under the Inducement Pool to 1,925,000 shares. As of June 30, 2026, 677,558 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options, restricted stock units and the ESPP (defined below) for employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$2,623	$1,316	$4,096	$2,539
Restricted stock units	1,046	282	1,384	531
Employee stock purchase plan	22	—	50	—
Total stock-based compensation expense	$3,691	$1,598	$5,530	$3,070
Included in:
General and administrative expense	$1,726	$1,366	$3,259	$2,614
Research and development expense	1,965	232	2,271	456
Total stock-based compensation expense	$3,691	$1,598	$5,530	$3,070

During the three months ended June 30, 2026, the Company recognized $1.6 million of incremental stock-based compensation expense in Research and Development expense within the condensed statements of operations and comprehensive loss pertaining to the implicit modification of certain stock options and restricted stock units for a former executive, who continues to act as a service provider.

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

The following table summarizes stock option activity for the six months ended June 30, 2026 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2026	5,722,326	$6.12	7.1	$3,799
Granted	1,883,942	$6.32
Exercised	(15,056)	$6.36
Forfeited/expired	(20,282)	$5.23
Outstanding, June 30, 2026 (2)	7,570,930	$6.17	7.3	$13,928
Vested and expected to vest, June 30, 2026	7,570,930	$6.17	7.3	$13,928
Exercisable at June 30, 2026	4,336,591	$6.44	6.0	$7,279

(1)
Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)
Includes 462,411 performance-based options with a weighted-average exercise price of $6.44, all of which were fully vested and exercisable.

During the six months ended June 30, 2026 and 2025, the weighted average grant-date fair value per share of stock options granted was $4.93 and $3.77, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025, was approximately $40,000 and de minimis, respectively. Additionally, during the six months ended June 30, 2026 and 2025, cash received from the exercise of stock options was approximately $0.1 million and $1,000, respectively.

As of June 30, 2026, there was $13.6 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Six Months Ended June 30,
	2026	2025
Expected volatility	93 - 97%	95 - 96%
Risk-free interest rate	3.8 - 4.3%	4.1 - 4.3%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.1	5.3 - 6.0

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

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2026	830,077	$3.57
Granted	360,540	5.38
Vested/released	(63,508)	4.71
Outstanding June 30, 2026	1,127,109	$4.08

As of June 30, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $3.1 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

Performance stock units

A performance stock unit (PSU) represents one equivalent share of the Company’s Series A common stock to be issued after achievement of the performance goals specified in the grant. The Company estimates the fair value of PSUs as of the grant date based upon the expected likelihood of achievement of the performance goals specified in the grant and the closing price of its Series A common stock on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period, if it is probable that the performance goal will be achieved.

In May 2026, the Company granted 616,800 PSUs which are subject to a performance and a service condition to certain of its employees (the 2026 PSU Awards). The 2026 PSU Awards will vest upon the achievement of certain regulatory milestones, whereas one-third of such earned portion shall vest upon the Compensation Committee’s determination of the achievement of each regulatory milestone and the remaining two-thirds will vest in two equal installments on the first and second anniversaries of the achievement date. The Company will begin recognizing compensation cost on the date that the performance condition becomes probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unrecognized compensation cost will then be expensed prospectively on a straight-line basis over the remaining service period. As of June 30, 2026, the Company has not recognized any stock-based compensation expense related to the 2026 PSU Awards as the Company does not yet consider achievement of the performance metric to be probable. As of June 30, 2026, the total unrecognized compensation expense related to the unvested 2026 PSU Awards was $4.5 million.

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP plan, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, by 215,497 shares on January 1, 2025 and by 215,497 shares on January 1, 2026. As of June 30, 2026, the aggregate maximum number of shares reserved for issuance under the ESPP was 860,245, of which 844,174 shares remain available for future issuance. During the three and six months ended June 30, 2026, 16,071 shares were issued under the ESPP. There were no shares issued under the ESPP during the three and six months ended June 30, 2025.

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

The following table shows the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Denifanstat external research and development expenses	$6,338	$4,758	$9,465	$18,094
TVB-3567 external research and development expenses	2,056	1,386	4,429	2,220
External general and administrative expenses	1,555	2,379	3,682	4,631
Personnel costs	2,092	1,775	4,262	3,726
Stock-based compensation	3,691	1,598	5,530	3,070
Other segment items (1)	(1,779)	(1,510)	(2,765)	(3,179)
Segment net loss	$13,953	$10,386	$24,603	$28,562

(1)
Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended June 30, 2026 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics called fatty acid synthase (FASN) inhibitors that target dysfunctional metabolic and fibrotic pathways in diseases resulting from the overproduction of the fatty acid, palmitate. Our lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris and was generally well-tolerated and showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial) in an open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne, both conducted by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. Our second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne that is currently undergoing a first-in-human Phase 1 clinical trial.

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

Acne is a disorder in which dysregulation of fatty acid metabolism plays a key role. FASN is responsible through lipid synthesis for the production of skin oils (sebum). More than 80% of key sebum lipids such as palmitate and sapienic acid are produced by de novo lipogenesis (DNL)/FASN. In acne, excess sebum can lead to skin lesions and is a pro-inflammatory stimulus leading to exacerbation of those lesions, including development of nodules (nodular acne) and cysts (cystic acne).

Acne is a promising therapeutic area for application of FASN inhibitors because FASN is required for sebum production, which is upregulated in acne and leads to exacerbation of acne lesions including development of nodules and cysts.

Clinical data demonstrates denifanstat’s potential to treat acne

In January 2026, Ascletis reported that denifanstat was generally well-tolerated in the open-label Phase 3 clinical trial (n=240) evaluating the long-term safety of 50mg once-daily denifanstat in patients with moderate to severe acne in China. Subjects treated with denifanstat showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial).

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

•
All primary endpoints were met, including:
•
the percentage of treatment success (defined as an Investigator’s Global Assessment (IGA) score of 0 (clear) or 1 (almost clear) with at least a 2-point decrease from baseline) (denifanstat 33.2% vs. placebo 14.6%, p<0.0001).

•
the percentage change in total lesion count (denifanstat -57.4% vs. placebo -35.4%, p<0.0001).
•
the percentage change in inflammatory lesion count (denifanstat -63.5% vs. placebo -43.2%, p<0.0001).
•
The secondary endpoint of percentage change in non-inflammatory lesion count was also met (denifanstat -51.9% vs. placebo -28.9%, p<0.0001).

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of treatment emergent adverse events (TEAEs) were comparable between denifanstat and placebo.

Planned Phase 3 clinical trial of denifanstat in acne

Building on the recent successful Phase 3 clinical trial in China of denifanstat in moderate to severe acne, we plan to advance denifanstat into a registrational Phase 3 clinical trial in moderate to severe acne patients in the United States in the second half of 2026.

Phase 1 clinical trial of TVB-3567

In June 2025, we initiated a first-in-human Phase 1 clinical trial of our potent and selective small molecule FASN inhibitor, TVB-3567, for development of an acne indication. The Phase 1 clinical trial is a randomized double-blind placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is comprised of several parts, including single ascending dose cohorts and multiple ascending dose cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers. Subject to consultation with regulatory authorities, and contingent on the results of the Phase 1 clinical trial, we anticipate initiating the Phase 2 clinical trial of TVB-3567 before the end of 2026.

MASH

The critical role of FASN overactivity in MASH makes it an attractive target for drug therapy. Denifanstat targets multiple drivers of MASH by reducing steatosis, inflammation and fibrosis. Denifanstat met all primary and multiple secondary endpoints in our Phase 2b FASCINATE-2 clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We completed a Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and the thyroid hormone receptor beta (THR-β) agonist, resmetirom (commercially available as Rezdiffra), in December 2025. We anticipate that the denifanstat and resmetirom combination program will be Phase 2-ready in the second half of 2026. We will undertake no further clinical development in MASH until non-dilutive financing is obtained.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$11,535	$7,248	$4,287	59%
General and administrative	4,283	4,677	(394)	(8)%
Total operating expenses	15,818	11,925	3,893	33%
Loss from operations	(15,818)	(11,925)	(3,893)	33%
Total other income	1,865	1,539	326	21%
Net loss	$(13,953)	$(10,386)	$(3,567)	34%

Research and development – Research and development expenses for the three months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
External expenses
Clinical development and research	$4,262	$3,811	$451	12%
Manufacturing and non-clinical	3,376	1,817	1,559	86%
External consulting and other	756	516	240	47%
Subtotal - external expenses	$8,394	$6,144	$2,250	37%
Internal expenses
Personnel costs	$1,090	$843	$247	29%
Stock-based compensation	1,965	232	1,733	747%
Other internal operating expenses	86	29	57	197%
Subtotal - internal expenses	$3,141	$1,104	$2,037	185%
Total research and development expenses	$11,535	$7,248	$4,287	59%

Research and development expenses increased by $4.3 million, or 59%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was due to a $0.5 million increase in clinical development and research expenses driven by costs for the Phase 1 clinical trial of TVB-3567 initiated in June 2025, and other clinical development costs for the combination of denifanstat and resmetirom, which was partially offset by lower costs incurred for the Phase 3 denifanstat MASH clinical development program. This increase was also due to a $1.6 million increase in manufacturing and non-clinical expenses related primarily to denifanstat toxicology studies as well as an increase of $1.7 million in stock-based compensation driven by modification expense recognized.

External research and development expenses for the three months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Denifanstat external research and development expenses	$6,338	$4,758	$1,580	33%
TVB-3567 external research and development expenses	2,056	1,386	670	48%
Total external research and development expenses	$8,394	$6,144	$2,250	37%

General and administrative – General and administrative expenses decreased by $0.4 million, or 8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to a $1.0 million decrease in consulting and professional service expenses, which was partially offset by a $0.4 million increase in stock-based compensation.

Other income – Other income increased by $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to an increase in interest income earned driven by a higher cash, cash equivalents and marketable securities balance during the three months ended June 30, 2026.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$18,530	$22,590	$(4,060)	(18)%
General and administrative	9,001	9,200	(199)	(2)%
Total operating expenses	27,531	31,790	(4,259)	(13)%
Loss from operations	(27,531)	(31,790)	4,259	(13)%
Total other income	2,928	3,228	(300)	(9)%
Net loss	$(24,603)	$(28,562)	$3,959	(14)%

Research and development – Research and development expenses for the six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
External expenses
Clinical development and research	$6,877	$15,290	$(8,413)	(55)%
Manufacturing and non-clinical	5,746	3,940	1,806	46%
External consulting and other	1,271	1,084	187	17%
Subtotal - external expenses	$13,894	$20,314	$(6,420)	(32)%
Internal expenses
Personnel costs	$2,202	$1,771	$431	24%
Stock-based compensation	2,271	456	1,815	398%
Other internal operating expenses	163	49	114	233%
Subtotal - internal expenses	$4,636	$2,276	$2,360	104%
Total research and development expenses	$18,530	$22,590	$(4,060)	(18)%

Research and development expenses decreased by $4.1 million, or 18%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily due to a $8.4 million decrease in clinical development and research expenses related primarily to lower costs incurred for the Phase 3 denifanstat MASH clinical development program, which was partially offset by costs for the Phase 1 clinical trial of TVB-3567 initiated in June 2025, and other clinical development costs for the combination of denifanstat and resmetirom. This decrease was partially offset by a $1.8 million increase in manufacturing and non-clinical expenses related primarily to denifanstat toxicology studies as well as an increase of $1.8 million in stock-based compensation driven by modification expense recognized.

External research and development expenses for the six months ended June 30, 2026 and 2025 were comprised of the following (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Denifanstat external research and development expenses	$9,465	$18,094	$(8,629)	(48)%
TVB-3567 external research and development expenses	4,429	2,220	2,209	100%
Total external research and development expenses	$13,894	$20,314	$(6,420)	(32)%

General and administrative – General and administrative expenses decreased by $0.2 million, or 2%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to a $1.2 million decrease in consulting and professional service expenses, which was partially offset by a $0.8 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation.

Other income – Other income decreased by $0.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to a decrease in interest income earned driven by a lower average cash, cash equivalents and marketable securities balance as well as lower yields during the six months ended June 30, 2026.

Liquidity and capital resources

Sources and uses of cash

Since our inception, we have devoted substantially all of our resources to researching, discovering and developing our pipeline of proprietary FASN inhibitors and other drug candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio, raising capital and general and administration activities to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. Our revenues to date have been generated solely from the license agreement with Ascletis.

To date, we have financed our operations primarily through public and private equity and debt financings, including our IPO of Series A common stock in July 2023, our follow-on offering in January 2024 and an underwritten offering in April 2026, from which we received aggregate net proceeds of $354.8 million. Prior to becoming a public company, we raised $233.3 million in gross proceeds from the sale of our redeemable convertible preferred stock and convertible notes.

In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million shares of our Series A common stock. There were no sales under the 2025 ATM Offering since inception.

In April 2026, we completed an underwritten offering whereby we sold 29,166,700 shares of our Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million. The net proceeds from the underwritten offering were $163.9 million after deducting underwriting discounts, commissions and other offering expenses.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $257.6 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain, maintain, expand and protect our intellectual property portfolio.

Until we can generate a sufficient amount of revenue from the commercialization of our drug candidates or additional revenue from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by macroeconomic conditions, disruptions to and volatility in the credit and financial markets and geopolitical turmoil. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future capital requirements will depend on many factors, including:

•
difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;
•
conditions imposed on us by the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•
delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, CMOs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;
•
insufficient supply of our drug candidates or other materials necessary to conduct and complete our clinical trials;
•
difficulties obtaining institutional review board (IRB) or ethics committee approval to conduct a clinical trial at a prospective site;
•
slow enrollment and retention rate of subjects in our clinical trials;
•
the FDA or other regulatory authority requiring alterations to any of our study designs, our preclinical strategy or our manufacturing plans;
•
governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; serious and unexpected drug-related side effects related to the drug candidate being tested;
•
lack of adequate funding to continue clinical trials;
•
subjects experiencing severe or unexpected drug-related adverse effects;
•
occurrence of severe adverse effects in clinical trials of the same class of agents conducted by other companies;
•
any changes to our manufacturing process, suppliers or formulation that may be necessary or desired;
•
third-party vendors not performing manufacturing and distribution services in a timely manner or to sufficient quality standards;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practice (GCP), or other regulatory requirements;
•
third-party contractors not performing data collection or analysis in a timely or accurate manner;
•
third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
•
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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2026, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(19,710)	$(23,637)
Investing activities	(13,804)	(9,877)
Financing activities	164,389	1
Net increase (decrease) in cash and cash equivalents	$130,875	$(33,513)

Cash flows from operating activities. Net cash used in operating activities was $19.7 million for the six months ended June 30, 2026, and primarily related to cash used to fund clinical and non-clinical development activities for denifanstat, clinical development and manufacturing activities for TVB-3567 and public company operating activities.

Net cash used in operating activities was $23.6 million for the six months ended June 30, 2025, and primarily related to cash used to fund clinical and non-clinical development and manufacturing activities for denifanstat, inclusive of clinical-batch manufacturing and activities for the Phase 3 denifanstat MASH clinical development program, clinical development and manufacturing activities for TVB-3567 as well as costs to build out our corporate infrastructure and public company operating activities.

Cash flows from investing activities - Net cash used in investing activities was $13.8 million for the six months ended June 30, 2026, and related to purchases of marketable securities of $46.6 million, partially offset by proceeds received from the sale and maturity of marketable securities of $32.8 million.

Net cash used in investing activities was $9.9 million for the six months ended June 30, 2025, and related to purchases of marketable securities of $58.5 million, partially offset by proceeds received from the sale and maturity of marketable securities of $48.6 million.

Cash flows from financing activities - Net cash provided by financing activities was $164.4 million for the six months ended June 30, 2026, and related to the proceeds from the April 2026 underwritten offering of $175.0 million and $0.2 million in proceeds from stock option exercises and 2023 Employee Stock Purchase Plan purchases during the period, partially offset by the payment of issuance costs related to the April 2026 underwritten offering of $10.8 million.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

10.1	Office Lease between Hudson Metro Center, LLC and Sagimet Biosciences Inc., dated as of May 28, 2026	Filed herewith

10.2•	Executive Employment Agreement by and between Sagimet Biosciences Inc. and Andreas Grauer M.D., effective April 20, 2026	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41742) filed on May 12, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SAGIMET BIOSCIENCES INC.

Date: August 11, 2026	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)