Form 10-Q
period 2026-09-30
Sagimet Biosciences Inc.
filed 2026-11-12
CIK 1400118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s Series A and B common stock, $0.0001 par value per share, outstanding at November 5, 2026 was 71,367,877 and 0, respectively.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAGIMET BIOSCIENCES INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except for share and per share amounts)

	As of
	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$110,960	$35,021
Short-term marketable securities	125,437	78,103
Prepaid expenses and other current assets	4,327	3,280
Total current assets	240,724	116,404
Long-term marketable securities	39,425	—
Operating lease right-of-use assets	1,889	78
Other assets	55	—
Total assets	$282,093	$116,482
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,812	$1,309
Accrued expenses and other current liabilities	8,585	3,714
Operating lease liabilities	88	78
Other liability for proceeds received for equity not yet issued	27,500	—
Total current liabilities	37,985	5,101
Operating lease liabilities, long-term	1,927	—
Total liabilities	39,912	5,101
Commitments and contingencies (Note 6)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 per share: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Series A common stock, $0.0001 per share: 500,000,000 shares authorized; 62,604,581 shares issued and outstanding at September 30, 2026; 31,954,105 shares issued and outstanding at December 31, 2025	6	3
Series B common stock, $0.0001 per share: 15,000,000 shares authorized; no shares issued and outstanding at September 30, 2026; 567,494 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	632,836	457,607
Accumulated deficit	(390,101)	(346,349)
Accumulated other comprehensive (loss) income	(560)	120
Total stockholders’ equity	242,181	111,381
Total liabilities and stockholders’ equity	$282,093	$116,482

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$16,340	$9,730	$34,870	$32,320
General and administrative	5,227	4,604	14,228	13,804
Total operating expenses	21,567	14,334	49,098	46,124
Loss from operations	(21,567)	(14,334)	(49,098)	(46,124)
Other income:
Interest income and other, net	2,418	1,426	5,346	4,654
Total other income	2,418	1,426	5,346	4,654
Net loss	$(19,149)	$(12,908)	$(43,752)	$(41,470)

Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.31)	$(0.40)	$(0.88)	$(1.28)
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	62,339,331	32,464,893	49,446,941	32,286,188

Net loss	$(19,149)	$(12,908)	$(43,752)	$(41,470)
Other comprehensive (loss) income:
Net unrealized (loss) gain on marketable securities	(483)	41	(680)	(113)
Total comprehensive loss	$(19,632)	$(12,867)	$(44,432)	$(41,583)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss) Income	Equity
Balance at January 1, 2026	31,954,105	$3	567,494	$—	$457,607	$(346,349)	$120	$111,381
Issuance of Series A common stock for vesting of restricted stock units	63,508	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,839	—	—	1,839
Unrealized loss on marketable securities	—	—	—	—	—	—	(112)	(112)
Net loss	—	—	—	—	—	(10,650)	—	(10,650)
Balance at March 31, 2026	32,017,613	$3	567,494	$—	$459,446	$(356,999)	$8	$102,458
Sale of Series A common stock, net of issuance costs of $11,145	29,166,700	3	—	—	163,852	—	—	163,855
Issuance of Series A common stock upon exercise of stock options	15,056	—	—	—	96	—	—	96
Issuance of Series A common stock for purchases under employee stock purchase plan	16,071	—	—	—	93	—	—	93
Stock-based compensation expense	—	—	—	—	3,691	—	—	3,691
Unrealized loss on marketable securities	—	—	—	—	—	—	(85)	(85)
Net loss	—	—	—	—	—	(13,953)	—	(13,953)
Balance at June 30, 2026	61,215,440	$6	567,494	$—	$627,178	$(370,952)	$(77)	$256,155
Issuance of Series A common stock upon exercise of stock options	540,189	—	—	—	3,270	—	—	3,270
Issuance of Series A common stock for vesting of restricted stock units	281,458	—	—	—	—	—	—	—
Conversion of Series B common stock to Series A common stock	567,494	—	(567,494)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,388	—	—	2,388
Unrealized loss on marketable securities	—	—	—	—	—	—	(483)	(483)
Net loss	—	—	—	—	—	(19,149)	—	(19,149)
Balance at September 30, 2026	62,604,581	$6	—	$—	$632,836	$(390,101)	$(560)	$242,181

	Series A Common Stock		Series B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	30,674,855	$3	1,520,490	$—	$450,883	$(295,311)	$230	$155,805
Stock-based compensation expense	—	—	—	—	1,472	—	—	1,472
Unrealized loss on marketable securities	—	—	—	—	—	—	(109)	(109)
Net loss	—	—	—	—	—	(18,176)	—	(18,176)
Balance at March 31, 2025	30,674,855	$3	1,520,490	$—	$452,355	$(313,487)	$121	$138,992
Issuance of Series A common stock upon exercise of stock options	99	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	1,598	—	—	1,598
Unrealized loss on marketable securities	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(10,386)	—	(10,386)
Balance at June 30, 2025	30,674,954	$3	1,520,490	$—	$453,954	$(323,873)	$76	$130,160
Issuance of Series A common stock for vesting of restricted stock units	281,462	—	—	—	—	—	—	—
Issuance of Series A common stock upon exercise of stock options	44,693	—	—	—	274	—	—	274
Stock-based compensation expense	—	—	—	—	1,688	—	—	1,688
Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	(12,908)	—	(12,908)
Balance at September 30, 2025	31,001,109	$3	1,520,490	$—	$455,916	$(336,781)	$117	$119,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(43,752)	$(41,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on marketable securities, net	(454)	(689)
Non-cash operating lease expense	140	114
Stock-based compensation expense	7,918	4,758
Write-off of deferred financing costs	282	230
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,282)	(1,547)
Accounts payable, accrued expenses and other current liabilities	5,384	4,902
Operating lease liabilities	(3)	(115)
Other assets	(55)	—
Net cash used in operating activities	(31,822)	(33,817)
Cash flows from investing activities
Purchases of marketable securities	(145,364)	(89,788)
Sales and maturities of marketable securities	58,311	79,986
Net cash used in investing activities	(87,053)	(9,802)
Cash flows from financing activities
Proceeds from sale of Series A common stock	175,000	—
Payment of issuance costs	(11,145)	—
Proceeds received for equity not yet issued	27,500	—
Proceeds from exercise of stock options	3,366	275
Proceeds from purchases under employee stock purchase plan	93	—
Net cash provided by financing activities	194,814	275
Net increase (decrease) in cash and cash equivalents	75,939	(43,344)
Cash and cash equivalents at beginning of period	35,021	75,840
Cash and cash equivalents at end of period	$110,960	$32,496
Supplemental non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,951	$152
Deferred financing costs within accounts payable and accrued expenses	$—	$75

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAGIMET BIOSCIENCES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (unaudited)

1.
Description of Business and Basis of Presentation

Description of business

Sagimet Biosciences Inc. (the Company), a Delaware corporation headquartered in Foster City, California, is a clinical-stage biopharmaceutical company developing inhibitors of fatty acid synthase (FASN), a key lipid synthesis regulator. The Company’s lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. In October 2026, the Company announced that the first patient has been dosed in AURORA, its pivotal United States Phase 3 clinical trial of denifanstat in adults and adolescents aged 12 years and older with moderate to severe acne. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris and was generally well-tolerated and showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial) in an open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne, both conducted by the Company’s license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. The Company’s second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne that is currently undergoing a first-in-human Phase 1 clinical trial.

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

These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 11, 2026. The accompanying interim financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited but include all adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 have been derived from the audited financial statements as of that date.

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

Emerging growth company status

The Company is an emerging growth company (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to those issued by companies that comply with the effective dates pursuant to public company FASB standards.

Liquidity

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company will require substantial additional capital to fund its research and development and ongoing operating expenses. As of September 30, 2026, the Company has relied on public and private equity and debt financings and proceeds from licensing arrangements to fund its operations. The Company has incurred recurring losses and negative cash flows from operations since inception, and, as of September 30, 2026, had an accumulated deficit of $390.1 million and cash, cash equivalents and marketable securities of $275.8 million. The Company expects to incur additional losses and negative cash flows from operations for the foreseeable future.

In August 2025, the Company entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which the Company may sell, from time to time at its sole discretion, up to $75.0 million in shares of its Series A common stock. Effective September 30, 2026, the Company suspended and terminated the prospectus supplement related to the Company’s Series A common stock issuable pursuant to the terms of the Sales Agreement. As a result, the Company will not make any sales pursuant to the Sales Agreement unless and until a new registration statement and prospectus or prospectus supplement is filed. There were no sales under the 2025 ATM Offering since inception.

In April 2026, the Company completed an underwritten offering whereby it sold 29,166,700 shares of its Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million. The net proceeds from the underwritten offering were $163.9 million after deducting underwriting discounts, commissions and other offering expenses.

The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026, together with the proceeds from the October 2026 underwritten offering of Series A common stock and pre-funded warrants (the October 2026 Underwritten Offering) (refer to Note 9. Subsequent Events for further information), will be sufficient to fund the Company’s operating expenses for at least the next 12 months from the issuance of these financial statements. In the future, the Company will need to raise additional funds until it is able to generate sufficient revenues to fund its development activities. The Company’s future operating activities, coupled with its plans to raise capital or issue debt financing, may provide additional liquidity in the future, however these actions are not solely within the control of the Company, and the Company is unable to predict the outcome of these actions to generate the liquidity ultimately required.

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

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(19,149)	$(12,908)	$(43,752)	$(41,470)
Denominator:
Weighted-average shares of Series A and Series B common stock outstanding, basic and diluted	62,339,331	32,464,893	49,446,941	32,286,188
Net loss per share of Series A and Series B common stock outstanding, basic and diluted	$(0.31)	$(0.40)	$(0.88)	$(1.28)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of Series A and Series B common stock outstanding, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase Series A common stock	7,291,441	5,694,175	7,291,441	5,694,175
Warrants to purchase Series A common stock	—	1,000	—	1,000
Restricted stock units	845,651	816,937	845,651	816,937
Performance stock units	616,800	—	616,800	—
Total	8,753,892	6,512,112	8,753,892	6,512,112

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

Series B common stock

In August 2026, certain holders of the Company's Series B common stock elected to convert 567,494 shares of the Company's Series B common stock into Series A common stock. As of September 30, 2026, no Series B common stock remain issued and outstanding.

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

As of September 30, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis consisted of cash equivalents and marketable securities. Cash equivalents consist primarily of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. The fair value of cash equivalents was $110.4 million and $34.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company considers marketable securities with maturities greater than three months at the time of acquisition to be available-for-sale securities. The fair value of available-for-sale securities was $164.9 million and $78.1 million as of September 30, 2026 and December 31, 2025, respectively. These available-for-sale securities have expected maturities ranging from 0.1 to 21.8 months, and securities with an expected maturity greater than 12 months as of the balance sheet date, are classified in long-term. The fair value of marketable securities, which are Level 2 financial instruments, is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker-dealer quotes, bids and/or offers.

The Company evaluates securities with unrealized losses, if any, to determine whether the decline in fair value has resulted from credit loss or other factors, including various qualitative factors. As of September 30, 2026, the Company has not recognized any impairment or credit losses on the Company’s available-for-sale securities. While the Company classifies these securities as available-for-sale, the Company does not intend to sell its investments and based on its current plans, the Company currently believes it has the ability to hold these investments until maturity.

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

The Company’s Level 3 liabilities that are measured at fair value on a recurring basis consist of the Series A common stock warrant liability related to the warrant to purchase 1,000 shares of Series A common stock with an exercise price of $69.94 per share and an expiration date of July 18, 2026, the third anniversary date of the closing of the Company’s IPO. The warrants expired worthless on July 18, 2026 and no warrants remain outstanding as of September 30, 2026. The fair value of the Series A common stock warrant liability was immaterial as of December 31, 2025, as well as the change in fair value during the three and nine months ended September 30, 2026 and 2025. There were no transfers of the Series A common stock warrant liability within the hierarchy during the periods presented.

The following tables set forth the Company’s financial assets that were measured at fair value on a recurring basis by level within the fair value hierarchy as of (in thousands):

		September 30, 2026
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets
Cash equivalents:
Money market funds	Level 1	$104,957	$—	$—	$104,957
Commercial paper	Level 2	998	—	—	998
Corporate debt securities	Level 2	4,494	—	(2)	4,492
Total cash equivalents		110,449	—	(2)	110,447
Short-term marketable securities:
Commercial paper	Level 2	35,926	—	(92)	35,834
Corporate debt securities	Level 2	4,582	—	(14)	4,568
U.S. Treasury securities	Level 2	81,152	—	(179)	80,973
Agency securities	Level 2	1,811	—	(2)	1,809
Asset-backed securities	Level 2	2,264	—	(11)	2,253
Total short-term marketable securities		125,735	—	(298)	125,437
Long-term marketable securities:
Commercial paper	Level 2	3,470	—	(12)	3,458
Corporate debt securities	Level 2	1,253	—	(8)	1,245
U.S. Treasury securities	Level 2	32,364	—	(233)	32,131
Asset-backed securities	Level 2	2,598	—	(7)	2,591
Total long-term marketable securities		39,685	—	(260)	39,425
Total cash equivalents and marketable securities		$275,869	$—	$(560)	$275,309

		December 31, 2025
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets
Cash equivalents:
Money market funds	Level 1	$33,219	$—	$—	$33,219
U.S. Treasury securities	Level 2	1,499	—	—	1,499
Total cash equivalents		34,718	—	—	34,718
Short-term marketable securities:
Commercial paper	Level 2	18,061	14	(4)	18,071
Corporate debt securities	Level 2	1,500	3	—	1,503
U.S. Treasury securities	Level 2	50,340	92	—	50,432
Agency securities	Level 2	2,033	1	—	2,034
Asset-backed securities	Level 2	6,049	16	(2)	6,063
Total short-term marketable securities		77,983	126	(6)	78,103
Total cash equivalents and marketable securities		$112,701	$126	$(6)	$112,821

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Prepaid clinical costs	$2,218	$973
Prepaid research and development costs	1,026	1,395
Prepaid insurance	771	431
Deferred financing costs	10	282
Other	302	199
Total prepaid expenses and other current assets	$4,327	$3,280

5.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Accrued payroll-related costs	$1,562	$1,617
Accrued clinical costs	937	561
Accrued research and development costs	5,516	1,242
Accrued general and administrative costs	557	267
Other	13	27
Total accrued expenses and other current liabilities	$8,585	$3,714

Other liability for proceeds received for equity not yet issued of $27.5 million as of September 30, 2026 represents investor funds received prior to the closing of the October 2026 Underwritten Offering (refer to Note 9. Subsequent Events for more details). The liability was subsequently reclassified to additional paid in capital when the Series A common stock and pre-funded warrants were issued to the investors following the closing of the October 2026 Underwritten Offering on October 1, 2026.

6.
Commitments and Contingencies

License and other agreements

Ascletis BioScience Co. Ltd

In January 2019, the Company entered into a license agreement that became effective in February 2019 with Ascletis BioScience Co. Ltd. (Ascletis), a subsidiary of Ascletis Pharma Inc. (Ascletis Pharma), a biotechnology company incorporated in the Cayman Islands and headquartered in Hangzhou, China. Ascletis Pharma, through a subsidiary, was the lead investor in the Company’s Series E redeemable convertible preferred stock financing in February 2019. The parties entered into this agreement with the intention to develop, manufacture, and commercialize the Company’s proprietary FASN inhibitor, denifanstat, which Ascletis refers to as ASC40. Under the terms of the license agreement, the Company granted Ascletis and its affiliates an exclusive, royalty-bearing, sublicensable right and license under the Company’s intellectual property to develop, manufacture, commercialize and otherwise exploit denifanstat and other products containing denifanstat-related compounds in Greater China, consisting of the People’s Republic of China, Hong Kong, Macau and Taiwan.

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

Upon execution of the term sheet in September 2025, a non-refundable up-front payment of $2.5 million was due, which was paid and recognized in research and development expense during the year ended December 31, 2025. Pursuant to the License Agreement, the Company is obligated to pay TAPI potential additional manufacturing-related milestones of up to $5.5 million, of which $0.2 million was recognized in research and development expense during the three and nine months ended September 30, 2026. The Company is also obligated to pay TAPI a low single-digit royalty on net sales of the FDC product. The License Agreement terminates upon the date certain TAPI know-how ceases to be confidential information or the last of the TAPI patents expires, whichever is later, unless earlier terminated by either party in accordance with the terms of the License Agreement.

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

On May 28, 2026, the Company executed a 66-month non-cancelable operating lease agreement for 7,204 square feet of office space for its new corporate headquarters in Foster City, California, which commenced on July 1, 2026 (the Lease Agreement). The Lease Agreement includes an extension option to extend the term for one additional period of three years, and the aggregate estimated base rent payments due over the initial term of the Lease Agreement are approximately $3.0 million. The Company began occupying the space in June 2026, which resulted in an increase in the Company’s operating lease right-of-use asset and corresponding lease liability of $2.0 million on the date the space was made available for use by the Company.

Operating lease costs were $136,000 and $39,000 for the three months ended September 30, 2026 and 2025, respectively, and $215,000 and $119,000 for the nine months ended September 30, 2026 and 2025, respectively.

Guarantees and indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings that arise in the ordinary course of its business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. The Company is not party to any material legal proceedings as of September 30, 2026.

7.
Stock-Based Compensation

The 2023 Stock Option and Incentive Plan (2023 Plan) was adopted by the board of directors, approved by the Company’s stockholders on July 4, 2023, and became effective on July 13, 2023, replacing the 2017 Equity Incentive Plan. The number of shares initially reserved for issuance under the 2023 Plan was 2,585,968. The number of shares will automatically increase each January 1, by (i) 4% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (ii) a lesser number of shares as determined by the compensation committee of the board of directors. In accordance with the 2023 Plan, the shares reserved for issuance automatically increased by 855,016 shares on January 1, 2024, by 1,226,994 shares on January 1, 2025 and by 1,278,164 shares on January 1, 2026. As of September 30, 2026, the aggregate maximum number of shares reserved for issuance under the 2023 Plan was 5,946,142, of which 141,151 shares were available for future grants. Option grants issued under the 2023 Plan are exercisable for up to 10 years from the date of issuance.

In March 2024, the Company established a pool of 1,000,000 shares of Series A common stock (Inducement Pool) from which equity grants in the form of options and restricted stock units may be issued as inducement for new employees to accept employment offers from the Company or for individuals returning to employment after a bona fide period of non-employment with the Company. Inducement Pool grants are granted outside of the 2023 Plan and do not require approval from the Company’s stockholders pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). In February 2025, the Company increased the number of shares available for issuance by 300,000 shares, and further by 100,000 shares in April 2026 and by 525,000 shares in May 2026, increasing the total number of shares available for issuance under the Inducement Pool to 1,925,000 shares. As of September 30, 2026, 416,858 shares were available for future grants from the Inducement Pool.

Total stock-based compensation recorded in the condensed statements of operations and comprehensive loss related to stock options, restricted stock units and the ESPP (defined below) for employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,989	$1,402	$6,085	$3,941
Restricted stock units	372	286	1,756	817
Employee stock purchase plan	27	—	77	—
Total stock-based compensation expense	$2,388	$1,688	$7,918	$4,758
Included in:
General and administrative expense	$1,874	$1,454	$5,133	$4,068
Research and development expense	514	234	2,785	690
Total stock-based compensation expense	$2,388	$1,688	$7,918	$4,758

During the nine months ended September 30, 2026, the Company recognized $1.6 million of incremental stock-based compensation expense in research and development expense within the condensed statements of operations and comprehensive loss pertaining to the implicit modification of certain stock options and restricted stock units for a former executive, who continues to act as a service provider.

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

The following table summarizes stock option activity for the nine months ended September 30, 2026 (in thousands, except share and per share data):

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Underlying	Average	Contractual	Aggregate
	Outstanding	Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value (1)
Outstanding, January 1, 2026	5,722,326	$6.12	7.1	$3,799
Granted	2,144,642	$6.82
Exercised	(555,245)	$6.06
Forfeited/expired	(20,282)	$5.23
Outstanding, September 30, 2026 (2)	7,291,441	$6.33	7.5	$27,292
Vested and expected to vest, September 30, 2026	7,291,441	$6.33	7.5	$27,292
Exercisable at September 30, 2026	4,167,955	$6.47	6.4	$15,311

(1)
Aggregate intrinsic value represents the difference between the fair value of the Company’s Series A common stock on the last day of the fiscal period and the exercise price, multiplied by the number of options outstanding.
(2)
Includes 61,105 performance-based options with a weighted-average exercise price of $6.97, all of which were fully vested and exercisable.

During the nine months ended September 30, 2026 and 2025, the weighted average grant-date fair value per share of stock options granted was $5.32 and $3.77, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025, was approximately $2.0 million and $0.2 million, respectively. Additionally, during the nine months ended September 30, 2026 and 2025, cash received from the exercise of stock options was approximately $3.4 million and $0.3 million, respectively.

As of September 30, 2026, there was $13.7 million of unrecognized compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

Valuation assumptions

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Nine Months Ended September 30,
	2026	2025
Expected volatility	93 - 97%	95 - 96%
Risk-free interest rate	3.8 - 4.5%	4.1 - 4.3%
Dividend yield	—	—
Expected term (in years)	5.3 - 6.1	5.3 - 6.0

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

The following table summarizes restricted stock unit activity:

		Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, January 1, 2026	830,077	$3.57
Granted	360,540	5.38
Vested/released	(344,966)	3.28
Outstanding September 30, 2026	845,651	$4.46

As of September 30, 2026, the total unrecognized compensation expense related to unvested restricted stock units was $2.7 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

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

In May 2026, the Company granted 616,800 PSUs which are subject to a performance and a service condition to certain of its employees (the 2026 PSU Awards). The 2026 PSU Awards will vest upon the achievement of certain regulatory milestones, whereas one-third of such earned portion shall vest upon the Compensation Committee’s determination of the achievement of each regulatory milestone and the remaining two-thirds will vest in two equal installments on the first and second anniversaries of the achievement date. The Company will begin recognizing compensation cost on the date that the performance condition becomes probable, with an initial recording of the cumulative expense that would have been recognized if the PSU expense had been recognized on a straight-line basis since the date of grant. The remaining unrecognized compensation cost will then be expensed prospectively on a straight-line basis over the remaining service period. As of September 30, 2026, the Company has not recognized any stock-based compensation expense related to the 2026 PSU Awards as the Company does not yet consider achievement of the performance metric to be probable. As of September 30, 2026, the total unrecognized compensation expense related to the unvested 2026 PSU Awards was $4.5 million.

Employee stock purchase plan

The 2023 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in July 2023 with an initial total of 215,497 shares of Series A common stock reserved for issuance. Under the ESPP, the amount of shares reserved automatically increases each January 1 through January 1, 2033, by the least of (i) 215,497 shares of Series A common stock, (ii) 1% of the outstanding number of shares of the Company’s Series A common stock on the immediately preceding December 31 or (iii) such lesser number of shares of Series A common stock as determined by the administrator of the ESPP. In accordance with the ESPP, the shares reserved for issuance automatically increased by 213,754 shares on January 1, 2024, by 215,497 shares on January 1, 2025 and by 215,497 shares on January 1, 2026. As of September 30, 2026, the aggregate maximum number of shares reserved for issuance under the ESPP was 860,245, of which 844,174 shares remain available for future issuance. During the nine months ended September 30, 2026, 16,071 shares were issued under the ESPP. There were no shares issued under the ESPP during the nine months ended September 30, 2025.

8.
Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is development and commercialization of inhibitors of FASN, a key lipid synthesis regulator. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Denifanstat external research and development expenses	$10,810	$5,784	$20,275	$23,878
TVB-3567 external research and development expenses	3,414	2,735	7,843	4,955
External general and administrative expenses	2,341	2,315	6,023	6,946
Personnel costs	2,500	1,733	6,762	5,459
Stock-based compensation	2,388	1,688	7,918	4,758
Other segment items (1)	(2,304)	(1,347)	(5,069)	(4,526)
Segment net loss	$19,149	$12,908	$43,752	$41,470

(1)
Other segment items consist of (i) interest and other income, net and (ii) other internal operating research and development expenses.
9.
Subsequent Events

On October 1, 2026, the Company completed the October 2026 Underwritten Offering whereby it sold 8,750,010 shares of its Series A common stock at a price of $10.00 per share, and for certain investors that so chose, in lieu of shares of Series A common stock, pre-funded warrants to purchase 2,750,010 shares of its Series A common stock (the Pre-Funded Warrants) at a price of $9.9999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Series A common stock, has an exercise price of $0.0001 per share, is immediately exercisable and may be exercised at any time until exercised in full, subject to certain beneficial ownership limitations as defined within the Pre-Funded Warrants. The gross proceeds from the October 2026 Underwritten Offering were approximately $115.0 million, before deducting underwriting discounts and commissions and other offering expenses. Investor funds of $27.5 million received prior to the closing of the October 2026 Underwritten Offering are recorded in other liability for proceeds received for equity not yet issued in the Company's unaudited condensed balance sheet as of September 30, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this report on Form 10-Q for the quarter ended September 30, 2026 (Quarterly Report). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing inhibitors of fatty acid synthase (FASN), a key lipid synthesis regulator. Our lead drug candidate, denifanstat, is an oral once-daily pill and selective FASN inhibitor in development for the treatment of acne, metabolic dysfunction-associated steatohepatitis (MASH) and select forms of cancer. In October 2026, we announced that the first patient has been dosed in AURORA, a pivotal United States Phase 3 clinical trial of denifanstat in adults and adolescents aged 12 years and older with moderate to severe acne. Denifanstat met all primary and secondary endpoints in a Phase 3 clinical trial in moderate to severe acne vulgaris and was generally well-tolerated and showed improvements in all efficacy endpoints measured at 52 weeks (secondary endpoints of the trial) in an open-label Phase 3 clinical trial evaluating its long-term safety in patients with moderate to severe acne, both conducted by our license partner, Ascletis BioScience Co. Ltd. (Ascletis), in China. Our second FASN inhibitor, TVB-3567, is a potent and selective small molecule FASN inhibitor in development for acne that is currently undergoing a first-in-human Phase 1 clinical trial.

FASN inhibition for the treatment of acne

Acne is one of the most common skin conditions in the United States, with approximately 50 million Americans affected annually and more than 6.8 million seeking medical treatment for acne each year. Acne affects around 85% of persons between the ages of 12 and 24. Moderate to severe acne accounts for 20% of acne sufferers, or approximately 10 million people in the United States annually. There is no cure for acne; and due to its pathology, most patients require chronic management and multiple annual courses of treatment for flare control.

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

Ascletis reported that denifanstat was generally well-tolerated. Following 12 weeks of once-daily oral administration at 50 mg, the incidence rates of treatment-emergent adverse events (TEAEs) were comparable between denifanstat and placebo.

Phase 3 open-label extension results

In September 2026, Ascletis reported positive full 52-week results from the Phase 3 ASC40-304 open label extension (OLE) clinical trial of denifanstat in patients with moderate to severe acne vulgaris in China. Ascletis presented the results at the European Academy of Dermatology and Venereology Congress (EADV 2026) in Vienna.

The Phase 3 OLE clinical trial, ASC40-304, evaluated the long-term safety of denifanstat in patients with moderate to severe acne vulgaris who were previously enrolled in the 12-week randomized, double-blind, placebo-controlled Phase 3 ASC40-303 clinical trial, conducted in China by Ascletis. 240 patients rolled over into the OLE trial, for a total trial duration of up to 52 weeks. 116 of those patients had received denifanstat, and 124 patients had received placebo in the original 12-week double-blind ASC40-303 trial. Primary endpoints evaluated safety, and secondary endpoints evaluated efficacy, including reduction in IGA from baseline and reduction in total lesion count and inflammatory lesion count from baseline.

The baseline characteristics of the OLE cohorts were consistent with the overall study population, as shown below:

Baseline Characteristics of ASC40-304 OLE Cohorts at ASC40-303 Baseline

Baseline Characteristics	ASC40-304 Denifanstat/ Denifanstat (n=116)	ASC40-304 Placebo/ Denifanstat (n=124)	ASC40-303 Total (n=480)
Age, years, mean (SD)	22.5 (4.1)	22.3 (3.3)	22.6 (3.8)
Male, n (%)	31 (26.7)	47 (37.9)	150 (31.3)
Female, n (%)	85 (73.3)	77 (62.1)	330 (68.8)
IGA=3 (moderate), n (%)	101 (87.1)	106 (85.5)	412 (85.8)
IGA=4 (severe), n (%)	15 (12.9)	18 (14.5)	68 (14.2)
Total lesion count, mean (SD)	102.8 (25.3)	103.2 (24.4)	102.1 (24.8)
Inflammatory lesion count, mean (SD)	42.0 (12.2)	43.5 (11.8)	42.6 (11.9)
Non-Inflammatory lesion count, mean (SD)	60.8 (19.3)	59.7 (20.9)	59.5 (19.9)

Treatment success was defined as at least a 2-point reduction from baseline in Investigator’s Global Assessment (IGA) score with a score of 0 (clear) or 1 (almost clear). At the end of the trial, treatment success rates and mean percentage changes, compared to the ASC40-303 baseline, were:

Efficacy Endpoints	Denifanstat 12wk / Denifanstat 40wk (n=116)	Placebo 12wk / Denifanstat 40wk (n=124)	Total (n=240)
Treatment success rate	57.8%	55.6%	56.7%
Mean % change in total lesion count	-73.0%	-70.7%	-71.8%
Mean % change in inflammatory lesion count	-78.1%	-75.8%	-76.9%
Mean % change in non-inflammatory lesion count	-68.3%	-65.5%	-66.9%

Note: Total skin lesion counts and inflammatory skin lesion counts reduced by approximately 75% and 80%, respectively, compared to ASC40-303 baseline for patients who completed the OLE trial.

Denifanstat was generally well-tolerated in the OLE with patients receiving up to 52 weeks of exposure, with no permanent discontinuations of study drug due to adverse events and no drug-related serious adverse events among patients treated with denifanstat. Only two categories of treatment-related adverse events had an incidence of more than 5% over the 52-week period: dry skin in 7.1% and dry eye in 5.9%.

Phase 3 clinical trial of denifanstat in acne

Building on the recent successful Phase 3 clinical trials in China of denifanstat in moderate to severe acne, we have advanced denifanstat into AURORA, a pivotal United States Phase 3 clinical trial in adults and adolescents aged 12 years and older with moderate to severe acne, with the first patient dosed in October 2026. AURORA is a multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial of denifanstat in moderate to severe acne, intended to enroll approximately 800 patients in the United States aged 12 years and older, of which 450 are expected to be adolescents aged 12 to 17 years. Patients will be randomized 2:1 to receive denifanstat 50 mg or placebo once daily for 12 weeks. The trial has three co-primary endpoints assessed at week 12: the proportion of patients achieving treatment success in a global assessment score, defined as at least a 2-point reduction from baseline with a score of 0 (clear) or 1 (almost clear); absolute change in inflammatory skin lesion counts from baseline; and absolute change in non-inflammatory skin lesion counts from baseline. A subset of approximately 530 patients completing the double-blind period will be eligible to enter a 40-week open-label extension evaluating the long-term safety of denifanstat.

Phase 1 clinical trial of TVB-3567

In June 2025, we initiated a first-in-human Phase 1 clinical trial of our potent and selective small molecule FASN inhibitor, TVB-3567, for development of an acne indication. The Phase 1 clinical trial is a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TVB-3567 in healthy participants with or without acne. The trial is comprised of several parts, including single ascending dose (SAD) cohorts and multiple ascending dose (MAD) cohorts in participants without acne, followed by testing in participants with acne including evaluation of pharmacodynamic biomarkers. Dosing for the SAD/MAD and food effect parts have been completed. TVB-3567 was generally well tolerated. Phase 2 doses have been identified and we anticipate initiating the Phase 2 clinical trial of TVB-3567 before the end of 2026.

MASH

The critical role of FASN overactivity in MASH makes it an attractive target for drug therapy. Denifanstat targets multiple drivers of MASH by reducing steatosis, inflammation and fibrosis. Denifanstat met all primary and multiple secondary endpoints in our FASCINATE-2 Phase 2b clinical trial evaluating denifanstat in 168 biopsy-confirmed MASH patients with stage F2 or F3 fibrosis compared to placebo at week 52. We completed a Phase 1 pharmacokinetic (PK) clinical trial of a combination of denifanstat and the thyroid hormone receptor beta (THR-β) agonist, resmetirom (commercially available as Rezdiffra), in December 2025. Our Phase 1 clinical development of the denifanstat and resmetirom combination for MASH has completed, and we anticipate consulting with the FDA regarding a Phase 2 study design in 1Q 2027, after which we anticipate that the program will be Phase 2 ready. We will undertake no further clinical development in MASH until non-dilutive financing is obtained.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$16,340	$9,730	$6,610	68%
General and administrative	5,227	4,604	623	14%
Total operating expenses	21,567	14,334	7,233	50%
Loss from operations	(21,567)	(14,334)	(7,233)	50%
Total other income	2,418	1,426	992	70%
Net loss	$(19,149)	$(12,908)	$(6,241)	48%

Research and development – Research and development expenses for the three months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
External expenses
Clinical development and research	$4,989	$3,305	$1,684	51%
Manufacturing and non-clinical	8,348	4,842	3,506	72%
External consulting and other	887	372	515	138%
Subtotal - external expenses	$14,224	$8,519	$5,705	67%
Internal expenses
Personnel costs	$1,488	$898	$590	66%
Stock-based compensation	514	234	280	120%
Other internal operating expenses	114	79	35	44%
Subtotal - internal expenses	$2,116	$1,211	$905	75%
Total research and development expenses	$16,340	$9,730	$6,610	68%

Research and development expenses increased by $6.6 million, or 68%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was due to a $1.7 million increase in clinical development and research expenses driven by the registrational AURORA Phase 3 clinical trial of denifanstat and the Phase 1 clinical trial of TVB-3567 initiated in June 2025, which was partially offset by lower costs incurred for the Phase 3 denifanstat MASH clinical development program. This increase was also due to a $3.5 million increase in manufacturing and non-clinical expenses related primarily to manufacturing of validation batches of denifanstat and other denifanstat clinical pharmacology studies, which was partially offset by the $2.5 million up-front license fee recognized in connection with entering into a term sheet with Assia Chemical Industries Ltd. in September 2025. This increase was also due to a $0.6 million increase in personnel costs driven by an increase in headcount.

External research and development expenses for the three months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Denifanstat external research and development expenses	$10,810	$5,784	$5,026	87%
TVB-3567 external research and development expenses	3,414	2,735	679	25%
Total external research and development expenses	$14,224	$8,519	$5,705	67%

General and administrative – General and administrative expenses increased by $0.6 million, or 14%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to a $0.6 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation.

Other income – Other income increased by $1.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to an increase in interest income earned driven by a higher cash, cash equivalents and marketable securities balance during the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$34,870	$32,320	$2,550	8%
General and administrative	14,228	13,804	424	3%
Total operating expenses	49,098	46,124	2,974	6%
Loss from operations	(49,098)	(46,124)	(2,974)	6%
Total other income	5,346	4,654	692	15%
Net loss	$(43,752)	$(41,470)	$(2,282)	6%

Research and development – Research and development expenses for the nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
External expenses
Clinical development and research	$11,866	$18,595	$(6,729)	(36)%
Manufacturing and non-clinical	14,094	8,782	5,312	60%
External consulting and other	2,158	1,456	702	48%
Subtotal - external expenses	$28,118	$28,833	$(715)	(2)%
Internal expenses
Personnel costs	$3,690	$2,669	$1,021	38%
Stock-based compensation	2,785	690	2,095	304%
Other internal operating expenses	277	128	149	116%
Subtotal - internal expenses	$6,752	$3,487	$3,265	94%
Total research and development expenses	$34,870	$32,320	$2,550	8%

Research and development expenses increased by $2.6 million, or 8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily due to a $5.3 million increase in manufacturing and non-clinical expenses related primarily to manufacturing of validation batches of denifanstat and other denifanstat clinical pharmacology studies, which was partially offset by the $2.5 million up-front license fee recognized in connection with entering into a term sheet with Assia Chemical Industries Ltd. in September 2025. This increase was also due to a $2.1 million increase in stock-based compensation driven by modification expense recognized and a $1.0 million increase in personnel costs driven by an increase in headcount. These increases were partially offset by a $6.7 million decrease in clinical development and research expenses related primarily to lower costs incurred for the Phase 3 denifanstat MASH clinical development program, which was partially offset by costs for the registrational AURORA Phase 3 clinical trial of denifanstat, the Phase 1 clinical trial of TVB-3567 initiated in June 2025 and other clinical development costs for the combination of denifanstat and resmetirom.

External research and development expenses for the nine months ended September 30, 2026 and 2025 were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Denifanstat external research and development expenses	$20,275	$23,878	$(3,603)	(15)%
TVB-3567 external research and development expenses	7,843	4,955	2,888	58%
Total external research and development expenses	$28,118	$28,833	$(715)	(2)%

General and administrative – General and administrative expenses increased by $0.4 million, or 3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to a $1.3 million increase in personnel costs, inclusive of a $1.1 million increase in stock-based compensation and a $0.4 million increase in office-related expenses, which was partially offset by a $1.3 million decrease in consulting and professional service expenses.

Other income – Other income increased by $0.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to an increase in interest income earned driven by a higher cash, cash equivalents and marketable securities balance during the nine months ended September 30, 2026.

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

To date, we have financed our operations primarily through public and private equity and debt financings, including our IPO of Series A common stock in July 2023, our follow-on offering in January 2024 and an underwritten offering in April 2026 (the April 2026 Underwritten Offering), from which we received aggregate net proceeds of $354.8 million. Additionally, we received estimated net proceeds of approximately $107.5 million from an underwritten offering completed in October 2026 (the October 2026 Underwritten Offering). Prior to becoming a public company, we raised $233.3 million in gross proceeds from the sale of our redeemable convertible preferred stock and convertible notes.

In August 2025, we entered into a Sales Agreement with Leerink Partners LLC to establish an at-the-market offering (2025 ATM Offering) through which we may sell, from time to time at our sole discretion, up to $75.0 million in shares of our Series A common stock. Effective September 30, 2026, we suspended and terminated the prospectus supplement related to our Series A common stock issuable pursuant to the terms of the Sales Agreement. As a result, we will not make any sales pursuant to the Sales Agreement unless and until a new registration statement and prospectus or prospectus supplement is filed. There were no sales under the 2025 ATM Offering since inception.

In April 2026, we completed the April 2026 Underwritten Offering whereby we sold 29,166,700 shares of our Series A common stock at a price of $6.00 per share for gross proceeds of approximately $175.0 million. The net proceeds from the underwritten offering were $163.9 million after deducting underwriting discounts, commissions and other offering expenses.

On October 1, 2026, we completed the October 2026 Underwritten Offering whereby we sold 8,750,010 shares of our Series A common stock at a price of $10.00 per share, and for certain investors that so chose, in lieu of shares of Series A common stock, pre-funded warrants to purchase 2,750,010 shares of our Series A common stock (the Pre-Funded Warrants) at a price of $9.9999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Series A common stock, has an exercise price of $0.0001 per share, is immediately exercisable and may be exercised at any time until exercised in full, subject to certain beneficial ownership limitations as defined within the Pre-Funded Warrants. The gross proceeds from the October 2026 Underwritten Offering were approximately $115.0 million and we estimate that the net proceeds from the underwritten offering will be approximately $107.5 million after deducting underwriting discounts, commissions and other offering expenses.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $275.8 million, including $27.5 million of investor funds received prior to the closing of the October 2026 Underwritten Offering. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We anticipate that we will continue to incur significant expenses for the foreseeable future as we continue to advance our drug candidates through preclinical and clinical trials; manufacture supplies for our preclinical studies and clinical trials; expand our corporate infrastructure, including the costs associated with being a public company; pursue regulatory approval of our drug candidates; hire additional personnel; acquire, discover, validate and develop additional drug candidates; and obtain, maintain, expand and protect our intellectual property portfolio.

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

Based on our current business plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2026, together with approximately $107.5 million in net proceeds from the October 2026 Underwritten Offering, will be sufficient for us to fund our operating expenses for at least the next 12 months from the issuance of this Quarterly Report.

Cash flows

The following table shows a summary of our cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(31,822)	$(33,817)
Investing activities	(87,053)	(9,802)
Financing activities	194,814	275
Net increase (decrease) in cash and cash equivalents	$75,939	$(43,344)

Cash flows from operating activities. Net cash used in operating activities was $31.8 million for the nine months ended September 30, 2026, and primarily related to cash used to fund clinical and non-clinical development and manufacturing activities for denifanstat, clinical development and manufacturing activities for TVB-3567 and public company operating activities.

Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2025, and primarily related to cash used to fund clinical and non-clinical development and manufacturing activities for denifanstat, inclusive of clinical-batch manufacturing and activities for the Phase 3 denifanstat MASH clinical development program, clinical development and manufacturing activities for TVB-3567 and public company operating activities.

Cash flows from investing activities - Net cash used in investing activities was $87.1 million for the nine months ended September 30, 2026, and related to purchases of marketable securities of $145.4 million, partially offset by proceeds received from the sale and maturity of marketable securities of $58.3 million.

Net cash used in investing activities was $9.8 million for the nine months ended September 30, 2025, and related to purchases of marketable securities of $89.8 million, partially offset by proceeds received from the sale and maturity of marketable securities of $80.0 million.

Cash flows from financing activities - Net cash provided by financing activities was $194.8 million for the nine months ended September 30, 2026, and related to the proceeds from the April 2026 Underwritten Offering of $175.0 million, $27.5 million of investor funds received prior to the closing of the October 2026 Underwritten Offering and $3.4 million in proceeds from stock option exercises and 2023 Employee Stock Purchase Plan purchases during the period, partially offset by the payment of issuance costs of $11.1 million related to the April 2026 Underwritten Offering.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Emerging growth company and smaller reporting status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b‑2 under the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by the SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Changes in internal control over financial reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

4.1	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41742) filed on October 1, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGIMET BIOSCIENCES INC.

Date: November 12, 2026	By:	/s/ David Happel
David Happel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Thierry Chauche
Thierry Chauche
Chief Financial Officer
(Principal Financial and Accounting Officer)